Form 10-Q
period 1995-09-30
BATH NATIONAL CORP
filed 1995-11-03
CIK 709335

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ending September 30, 1995

     Commission file number 2-80325

                              BATH NATIONAL CORPORATION

                (Exact name of registrant as specified in its charter)

              New York                             16-1185097
     (State or other jurisdiction of   (I.R.S. Employer Identification
     incorporation or organization)     No.)



                  44 Liberty Street, Bath, NY            14810
          (Address of principal executive offices)     (zip code)

                                      (607) 776-9661
                  (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes __X___     No ______

     The number of shares outstanding of the issuer's Common Stock, $5 par value was 677,766 shares as of September 30, 1995.

                                  TABLE OF CONTENTS
                                                            Page Number

     PART I.    FINANCIAL INFORMATION                          1-4

     PART II.   OTHER INFORMATION

                ITEM 1.  Legal Proceedings                      5

                ITEM 2.  Changes in Securities                  5

                ITEM 3.  Defaults upon Senior Securities        5

                ITEM 4.  Submission of Matters to a vote
                         of Security Holders                    5

                ITEM 5.  Other Information                      5

                ITEM 6.  Exhibits and Reports Form 8-K          5

     PART III.  MANAGEMENTS DISCUSSION AND ANALYSIS            6-8








     BATH NATIONAL CORPORATION
     CONDENSED CONSOLIDATION STATEMENTS OF CONDITION
     AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                                September 30,     December 31,
                                                   1995              1994
     ASSETS
     Cash and due from banks                    $   9,231,800    $ 10,607,800
     Interest Bearing Deposits in other banks       4,023,200       3,421,300
     Federal Funds Sold                             3,150,000       2,500,000
     Securities
      Held to maturity, approx. market value
      9/95 $20,009,700, 12/94 $20,115,000          19,653,900      20,920,600
      Available for Sale                           45,880,600      23,961,000
      Total Investments                            65,534,500      44,881,600

     Loans (Gross)                                144,690,300     142,039,800
     LESS: Allowance for loan losses                1,725,000       1,725,000
     Premises and equipment-Net                     4,821,400       4,654,800
     Interest Receivable                            1,879,700       1,483,700
     Other Assets                                     738,200       1,294,400

     TOTAL ASSETS                               $ 232,344,100    $209,158,400

     LIABILITIES AND STOCKHOLDERS' EQUITY
     LIABILITIES:
     Deposits:
        Demand                                  $  26,358,600    $ 26,666,700
        Savings                                    46,793,500      48,527,900
        NOW Accounts                               33,543,000      30,676,100
        Money Market deposit accounts              12,836,400      15,614,600
        Time deposits (in denominations of
           100,000 or more)                        14,223,900       7,600,100
        Other time accounts                        61,372,700      51,892,300
     Total Deposits                               195,128,100     180,977,700

       FHLB Borrowings                              3,000,000
       Repurchase Agreements                        4,250,000           0
       Other liabilities                            1,895,500       2,998,800

       TOTAL LIABILITIES                          204,273,600    $183,976,500

     STOCK HOLDERS' EQUITY:
     Preferred Stock:  $10 par value;
      300,000   shares authorized,

     Common Stock:        $5.00 par value;
        1,200,000 shares authorized.

        issued 12/31/94 673,390 shares
        issued 9/30/95 680,845 shares               3,404,200       3,367,000
     Surplus                                        4,798,400       4,416,500
     Undivided profits                             19,859,900      18,216,200
     Unrealized gain - (loss) investments               8,000        (817,800)
     TOTAL STOCKHOLDER'S EQUITY                    28,070,500      25,181,900_

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY $ 232,344,100    $209,158,400

     See notes to condensed unaudited consolidated financial statements.


     BATH NATIONAL CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994.
                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                        1995       1994        1995       1994
  INTEREST INCOME:
       Interest and fees on loans   $ 3,301,500 $3,137,700 $9,733,700 $ 8,696,600
       Int. on federal funds sold        44,200      4,800    209,500      41,000
       Int. on investment securities:
       US Treasury & Govern. Agency     297,900    181,600    698,900     549,600
       State and Municipal Obligat.     321,100    280,700    938,200     851,300
       Taxable Municipal                 48,700     13,600    147,600      34,400
       Mortgaged Backed Securities      276,000    223,200    812,800     711,100
       Interest Bearing due from         60,500     58,700    165,100     207,200
       Other                             14,700     68,700     44,800     194,000
       Total Interest Income        $ 4,364,600 $3,969,000 12,750,600 $11,285,200

     INTEREST EXPENSE:
        Interest Deposits             1,643,900  1,121,300  4,603,100   3,237,800
        Int. short term borrowings       45,000     48,700     45,400      59,500
        Interest on repurch agreemts     70,200          0    143,200           0
     Total Interest Expense         $ 1,759,100 $1,170,000 $4,791,700 $ 3,297,300

     NET INTEREST INCOME            $ 2,605,500 $2,799,000  7,958,900   7,987,900

      Prov. loan losses (recovery)       34,400     13,200    129,600    (12,400)

      Net interest income after
         provision for loan losses    2,571,100  2,785,800  7,829,300   8,000,300

     OTHER OPERATING INCOME:
        Service charges                 167,200    173,800    500,100     505,500
        trust department fees            17,000      5,300     21,300      12,600
        Investment gains (losses)         1,300    (82,200)       600      20,800
        Other                           133,900    138,200    386,800     333,300
        Total other operating income    319,400    235,100    908,800     872,200

     OTHER OPERATING EXPENSES:
        Salaries & emp benefits         978,300    806,900  2,888,900   2,401,900
        Net occupancy expense of
                         premises       147,600    164,100    430,900     470,800
        Depreciation                    102,000     96,000    306,000     296,000
        Other                           407,100    475,900  1,406,100   1,487,900
        Total other oper. expenses    1,635,000  1,542,900  5,031,900   4,656,600

     INCOME BEFORE INCOME TAXES       1,255,500  1,478,000  3,706,200   4,215,900

     INCOME TAXES (benefit)             447,000    514,000  1,251,000   1,407,000

     NET INCOME                     $   808,500 $  964,000  2,455,200   2,808,900

     EARNINGS PER COMMON SHARE            1.19       1.48       3.62        4.37

     DIVIDENDS DECLARED PER COMMON SHARE   .40        .35       1.15        1.05

     See notes to condensed unaudited consolidated financial statements.



     BATH NATIONAL CORPORATION
     CONSOLIDATED STATEMENT OF CASH FLOWS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (Unaudited)
                                                              September 30,
                                                           1995          1994
     CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income                                       $  2,455,200  $ 2,808,900
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES:
        Depreciation                                       306,000      296,000
        Provision for loan losses                          129,600      (12,400)
        Loan origination costs deferred                     12,700      (46,900)
        Bond premium amortized and (discount accrued)      158,000      148,700
        (Gain) or Loss on sale of investments               (1,000)     (20,800)
        (Increase) or Decrease in interest receivable     (395,900)    (127,700)
        Increase or (Decrease in other liabilities      (1,103,300)    (640,200)
        (Increase) or Decrease in other assets             556,200     (538,900)
        Increase or (Decrease) in provision for
                 deferred tax                              552,200     (393,100)
        Net cash provided by operating activities        2,669,700    1,473,600

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of maturing securities          3,812,900    3,019,000
     Proceeds from sales of investment securities          927,300   15,446,400
     Purchases of investment securities                (25,235,100) (11,415,100)
     (Increase) or decrease in federal funds sold         (650,000)           0
     Increase or (decrease) in federal funds purchased           0   (1,500,000)
     Increase or (decrease) in repurchase agreements     4,250,000
     Net decrease in interest bearing
           deposits in other banks                        (601,900)   1,259,000
     Principal collected on loans                       24,466,700   20,431,800
     Loans made to customers                           (27,300,100) (37,937,200)
     Capital expenditures                                 (472,600)    (452,700)

     Net cash used or provided in investing
             activities                                (20,802,800) (11,148,800)

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in demand deposits, NOW, MMDA
         & savings accounts                             (1,954,100)   5,096,400
     Proceeds from sale of
             certificates of deposit                    27,426,300   18,304,800
     Payments for maturing
             certificates of deposit                   (11,322,100) (10,727,600)
     Dividends paid                                       (393,000)    (329,800)
     Proceeds from Borrowings                            3,000,000   __________
     Net cash provided by financing activities          16,757,100   12,343,800

     NET DECREASE IN CASH AND CASH EQUIVALENTS          (1,376,000)   2,668,600

     CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR   $ 10,607,800  $ 9,782,600

     CASH AND CASH EQUIVALENTS AT END OF SIX MONTHS   $  9,231,800  $12,451,200

    BATH NATIONAL CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    SEPTEMBER 30, 1995 AND 1994.    (Unaudited)

    ---------------------------------------------------------------------------

    1. GENERAL
       The accounting and reporting policies followed by Bath National Corporation, a bank holding company, and its subsidiary, Bath National Bank, in the preparation of the accompanying interim financial statements conform with generally accepted accounting principles and with general practice within the banking industry.

       The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

       The results of operations for the nine month period ended 9-30-95 are not necessarily inductive of the results to be expected for the full year.

    2. INVESTMENT SECURITIES
       Investment securities held to maturity and are stated at cost plus discount accrued and premium amortized. Investment securities classified as available for sale are stated at market value.

       The carrying value and market value of securities classified as held to maturity and available for sale as follows:

                                         Held to Maturity   Available for Sale
                                       Book      Market       Book        Market
    U.S. Treasury and other U.S.
      agencies and corporation                             38,147,800  37,940,100
    States and Polit. Subdivis.    19,653,900  20,009,700   6,912,200   7,134,800
    Other securities                                          805,700     805,700
    Total securities               19,653,900  20,009,700  45,865,700  45,880,600

    2. ALLOWANCE FOR LOAN LOSSES
       The provision for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio and, on an annual basis, generally exceeds the amount of net loan losses charged against the allowance.

           Balance - January 1, 1995                  $  1,725,000
           Charge offs                                    (223,000)
           Recoveries                                       93,000
           Provision charged to income                     130,000
           Balance - September 30, 1995                  1,725,000

    4. INCOME TAXES
       Provision for deferred income taxes are made as a result of timing differences between financial and taxable income. These differences relate principally to depreciation of bank premises and equipment, accretion of discounts on investment securities and provisions for loan losses.

    5. PER SHARE DATA
       The per share of common stock information is based upon the weighted average number of shares outstanding during each period.

                             PART II.  OTHER INFORMATION

    ITEM 1.  Legal Proceedings

                               None

    ITEM 2.  Changes in Securities

                               None

    ITEM 3.  Defaults Upon Senior Securities

                               None

    ITEM 4.  Submission of Matters to a Vote of Security Holders
                               None

    ITEM 5.  Other Information

             There were no reports filed on Form 8-K

    ITEM 6.  Exhibits and Reports on Form 8-K

                            N/A











    Discussions and Analysis of Financial Condition and Result of Operations
                                                (Interim)  (Unaudited)

         Bath National Corporation has one subsidiary bank (Bath National Bank). There are no non-banking subsidiaries.

    Liquidity and Capital Resources:


         Management has not identified any trends, demands, commitments, events or uncertainties likely to result in any significant deficiencies or increases in liquidity.

         Liquidity is an important factor in the financial condition of Bath National Corporation and affects its ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits.

         The investment portfolio is one of Bath National's primary sources of liquidity. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. Also, high quality securities are readily marketable andprovide a steady flow of funds. At September 30, 1995 loans with an aggregate balance of $12.7 million and securities of $7.6 million were due to maturein one year or less. Additional funds flow from payments on installment and revolving credit loans. Bath National's liquidity also continues to be enhanced by a relatively stable deposit base. On September 30, 1995, the loan to deposit ratio was 74% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 80%.

         In addition to the source of liquidity referred to above, Bath National Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency. The bank also has an agreement with our correspondent bank to borrow overnight federal funds. During 1995, the bank had an average net daily federal funds sold of $4.4 million.

         The bank has also joined the Federal Home Loan Bank (FHLB) system and based upon the current level of stock ownership, Bath National is authorized to borrow up to $6.8 million. As of September 30, 1995 the bank has borrowed $3 million against this line of credit.

         The Federal Reserve Board and Office of the Comptroller of the Currency have guidelines as to the minimum risk based capital requirement of community banks. This minimum is presently 8.00%. Bath National Corporation has primary capital at September 30, 1995 as follows:














                Components of Capital                9-30-95        12-31-94
                Common Equity                       $ 28,070,500    $ 25,181,900
                Allowance for loan losses              1,725,000       1,725,000
                             Subtotal                 29,795,500      26,906,900
                Less:  Goodwill                          347,900         394,400

                TOTAL PRIMARY CAPITAL               $ 29,447,600    $ 26,512,500

     The company's capital to asset ratios for the third quarter of 1994 and 1995 are as follows:
                              TIER I                   RISK BASED

                       Required     Leverage       Required
                        Minimum      Ratio          Minimum     Actual
     December 31, 1994    3.00%       11.93%          8.00%      20.26%
     September 30, 1995   3.00%       12.04%          8.00%      21.49%

     Net Interest Income

     Net interest income for the three months ended September 30, 1995 declined by $193,000 or 6.9% over the comparable three months of 1994. Customer transfers from lower paying deposits such as NOW accounts, savings, and MMDA accounts into higher yielding Certificate of Deposits lead to an increase in the bank's cost of funds.




     Provision for Loan Losses

          The company's management recognizes the fact that there are risks of loss involved in any lending function. Identifying the extent of the risk for each loan category, and the probability that losses will be sustained based on delinquency experience, is part of the overall plan for establishing an Allowance for Loan Losses.

          Bath National Bank recognized net loan recoveries totaling $12,400 for the nine months ended September 30, 1994 versus a net charge off of $129,600 for the comparable nine months of 1995. The reserve for loan loss totals $1,725,000. The Board of Directors has determined that $1,725,000 is a sufficient reserve for loan losses based on an analysis of past due loans, historical data and specific identification of problem loans.

     Non-Performing Assets

          The Bank's policy is to discontinue the accrual of interest on loans (other than installment loans and 1-4 family residential mortgages) for which principal and interest is past due 120 days or more and which are not fully collateralized. Such loans are classified as non-accrual by BNC. This classification does not, however, necessarily indicate that the principal of the loan is uncollectible, but does warrant a review of the collectability. When a loan is placed on a non-accrual basis, any unpaid interest accrued is reversed against current income.


          On September 30, 1995, total non-accruing assets were $538,000. Collateral supporting the loans totals $896,400.

        NON PERFORMING LOANS

          Non-performing loans are summarized as follows:

             Other Real Estate                             $  378,000
             Non-accrual loans                             $  538,000
             Past due 90 days or more and still accruing   $1,493,000
             Total                                         $2,409,000

     Other Operating Expenses

     Salaries and benefits increased from $806,900 for the third quarter 1994 to $978,300 for the third quarter of 1995. The increase is due primarily to the staffing of our new branch in Naples, New York. In addition, accruals totalling $35,000 of post retirement costs are reflected in third quarter 1995 numbers, whereby no accruals were made during the 1994 calendaryear.

     FDIC insurance costs declined by $116,000 due to the refund generated by the new formula of .04 per hundred versus the previous .23 per hundred.
     The FDIC insurance expense will decrease by approximately $30,000 per month due to the change in the insurance rates.

     Other Operating Income

     Other operating income remained stable for the three months ended September 30, 1995 from 1994. Securities losses taken in 1994 depressed the 1994 third quarter totals by $82,000.





















                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                          BATH NATIONAL CORPORATION



     DATE _________________               ___________________________________
                                          Robert H. Cole, Sr.
                                          President






     DATE
                                          Edward C. Galpin
                                          Vice President and Treasurer