Form 10-K
period 1995-12-31
BATH NATIONAL CORP
filed 1996-03-20
CIK 709335

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                      FORM 10-K

               Annual Report Pursuant to Section 13 or Section 15(d) of
                         The Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 1995
                            Commission File Number 2-80325

                              BATH NATIONAL CORPORATION
                (Exact name of registrant as specified in its charter)

                New York                               16-1185097
            (State of Incorporation)                (I.R.S.  Employer
                                                     Identification No.)

           44 Liberty Street
             Bath, New York                              14810
            (Address of principal                      (zip code)
             executive offices)
                                    (607) 776-9661
                 (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12 (b) of the Act:
                                         None

             Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock Par Value $5 per Share

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X                  No ______

       Indicate by check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
                                 Not Applicable

           State the aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1996.

           Common stock, $5.00 par value - $40,987,020

           Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of January 31, 1996.

           683,117 shares, common stock, $5.00 par value

           Documents incorporated by reference

           1)  Proxy statement for 1996 Annual Meeting - Part III

                                  TABLE OF CONTENTS

               PART I                                         PAGE


       ITEM    1.  Business                                   1-23

       ITEM    2.  Properties                                   23

       ITEM    3.  Legal Proceedings                            23

       ITEM    4.  Submission of Matters to a
                   Vote of Security Holders                     23


                   PART II

       ITEM    5.  Market for the Registrant's Securities
                   and Related Stockholder Matters              24

       ITEM    6.  Selected Financial Data                   24-25

       ITEM    7.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                26-29

       ITEM    8.  Financial Statements and
                   Supplementary Data                        29-54

       ITEM    9.  Changes in and disagreements with Accountants
                   on Accounting and Financial Disclosure       54


                   PART III

       ITEM   10.  Directors and Executive Officers
                   of the Registrant                            55

       ITEM   11.  Executive Compensation                       55

       ITEM   12.  Security Ownership of Certain Beneficial
                   Owners and Management                        55

       ITEM   13.  Certain Relationships and Related
                   Transactions                                 55


                   PART IV

       ITEM   14.  Exhibits, Financial Statement
                   Schedules and Reports on Form 8-K         55-56

       PART I

       ITEM 1.  Business


           Bath National Corporation (BNC or the "Company") is a one bank holding company which was incorporated in 1982, and registered under the Bank Holding Company Act of 1956. BNC has no non-bank affiliates. The Company functions primarily as the holder of stock of BNB (described below) and assists in the management of BNB as appropriate. The Company is a legal entity separate and distinct from BNB. The right of the Company to participate in any distribution of the assets or earnings of BNB is subject to the principal claims of creditors of BNB, except to the extent that claims, if any, of the Company itself as a creditor may be recognized. BNC derives all of its income from dividends paid to it by the Bank.

           Bath National Bank (BNB or "the Bank"), BNC's only subsidiary, has approximately 134 employees. BNB is a full service commercial bank, with trust powers. The Bank offers personal and business checking accounts, savings accounts, money market checking accounts, various types of certificates of deposit, commercial loans, consumer/installments loans, real estate loans, safe deposit boxes and provides such services as banking by mail, drive up teller service, night depository, money orders, bond coupon redemptions, cashier and travelers checks, credit cards, direct deposit of social security funds, wire transfers and automatic teller services (ATM's). The Bank also offers individual retirement accounts. The Bank is a member of the Federal Deposit Insurance Corporation to the extent permitted by law. BNB is included in the Company's consolidated financial statements.

       The following discussion of the business of the Company (primarily that of BNB) contains certain statistical information concerning the Company's operations.

       Market Area and Competition:

       The primary market areas of the Bank include Dundee, Hammondsport, Wayland, Hornell, Atlanta, Naples and Bath, New York from which the Bank draws principally all of its business.

       The area has a well developed system of financial institutions, including banks, savings and loan associations, and credit unions.
       The Bank encounters aggressive competition for both deposit and loan customers. The Bank is required to compete with financial institutions which are subsidiaries of larger bank holding companies. The financial institutions located in the Bank's market area offer all of the services which the Bank offers. Neither the Company nor the Bank has any foreign operations.

       Consolidated Average Balances

       The following is a presentation of average assets, liabilities and equity of the Company for the years ended December 31, 1995 and 1994, with respect to each major category of assets, liabilities and equity.

                                                    AVERAGE ASSETS
                                                (dollars in thousands)
                                           Year Ended         Year Ended
                                        December 31, 1995  December 31, 1994
       Interest Earning
         Deposits with Banks                $  3,800           $  4,300
       Taxable Investment Securities          36,000             29,100
       Non-Taxable Investment Securities      22,600             20,000
       Federal Funds Sold                      3,500              2,000
       Net Loans                             142,900            137,700

            Total Earning Assets             208,800            193,100

       Other Assets                           16,400             16,500

            Total Assets                    $225,200           $209,600


                                            AVERAGE LIABILITIES AND EQUITY
                                               (dollars in thousands)

        Non-Interest Bearing
            Deposits                        $ 26,300           $ 25,600
        Interest Bearing Deposits:
            Savings                           48,100             50,600
            NOW Accounts                      32,400             36,300
            Money Market Accounts             13,000             17,400
            Time Deposits                     72,000             51,500
        Federal Home Loan Bank Borrowings      1,400                  0
        Securities Sold Under Agreement to
          Repurchase                           3,100                  0
        Other Liabilities                      1,400              1,200
        Federal Funds Purchased                  500              1,300

            Total Liabilities                198,200            183,900

        Common Stock                           3,400              3,200
        Additional Paid in Capital             4,400              3,500
        Retained Earnings                     19,200             19,000

            Total Equity                      27,000             25,700

            Total Liabilities
              and Equity                    $225,200           $209,600



        The following is a presentation of an analysis of the net interest earnings of the Company for years ended December 31, 1995 and 1994, respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:
                                          Year Ended December 31, 1995
                                             (dollars in thousands)
                                                     Interest

                                        Average       Earned        Average
                 Assets                 Amount       or Paid    Yield or Rate

        Interest-Earning
         Deposits with Banks           $  3,800      $    224       5.89%
        Taxable Investment Securities    36,000         2,391       6.64%
        Non-Taxable Investment
         Securities <F1>                 22,600         1,748       7.73%
        Federal Funds Sold                3,500           214       6.11%
        Net Loans <F1><F2><F3>          142,900        13,652       9.55%

             Total Earning Assets      $208,800      $ 18,229       8.73%


                 Liabilities

        Savings Deposits               $ 48,100      $  1,458       3.03%
        Now Deposits                     32,400           567       1.75%
        Money Market Deposits            13,000           400       3.07%
        Time Deposits                    72,000         3,856       5.36%
        Federal Home Loan Bank
         Borrowings                       1,400            70       5.00%
        Repurchase Agreements             3,000           170       5.66%
         Federal Funds Purchased            500            30       6.00%

        Total Interest-Bearing
             Liabilities                170,400         6,551       3.84%


        Interest Income/Earning Assets                              8.73%

        Interest Expense/Earning Assets                             3.14%

        Net Yield                                                   5.59%

[FN]
        <F1>Non-Taxable interest is stated on a tax-equivalent basis, using a marginal tax rate of 34%.

        <F2> Net Loans includes non-accrual loans of $435,000.

        <F3> Includes Loan Fees Totaling $65,000 and discount revenue of
             345,000.

        Analysis of Net Interest Earnings, Continued
                                          Year Ended December 31, 1994
                                             (dollars in thousands)
                                                     Interest
                                       Average       Earned        Average
                 Assets                 Amount       or Paid    Yield or Rate

        Interest-Earning

         Deposits with Banks             4,300           259        6.02%
        Taxable Investment Securities   29,100         1,906        6.55%
        Non-Taxable Investment
         Securities <F1>                20,000         1,723        8.61%
        Federal Funds Sold               2,000            78        3.90%
        Net Loans <F2><F3>             137,700        11,943        8.67%

             Total Earning Assets     $193,100       $15,900        8.24%


                 Liabilities

        Savings Deposits                50,600         1,513        2.99%
        Now Deposits                    36,300           664        1.82%
        Money Market Deposits           17,400           454        2.61%
        Time Deposits                   51,500         1,876        3.64%
        Federal Funds Purchased          1,300            60        4.61%

        Total Interest-Bearing
             Liabilities              $157,100        $4,567        2.91%


        Interest Income/Earning Assets                               8.24%

        Interest Expense/Earning Assets                             2.36%

        Net Yield                                                   5.88%

[FN]
        <F1> Non-Taxable interest is stated on a tax-equivalent basis, using a marginal tax rate of 34%.

        <F2> Net Loans includes non-accrual loans of $454,000.

        <F3> Includes Loan Fees Totaling $49,000.

        Rate/Volume Analysis of Net Interest Income

        The effect on interest income (not on a tax equivalent basis), interest expense, and net interest income in the periods indicated, of changes in average balances (volume) and changes in rate from the corresponding prior period is shown in the tabulation on the following page. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balances. Changes resulting from rate variance from the prior period have been determined by applying the average volume in their earlier period to the change in average rate from the earlier to the later period. Changes in interest due to both rate and volume have been allocated to changes due to volume and changes due to rate based on the percentage relationship of such variances to each other. The final column entitled "Total Change" indicates the total change in the gross interest income or expense over the prior year as indicated in the later year's statement of income.

        The Rate/Volume Analysis for the years ended December 31, 1995 and 1994, appear in their entirety on the following page.


                  December 31, 1995 compared with December 31, 1994
                                  (dollars in thousands)
                               Changes in net interest income as a result of:
                                                                 Total
                                            Volume     Rate      Change
        Interest earned on:
          Interest-earning
           deposits with banks             $  (30)    $   (5)   $   (35)
          Taxable Investment
           Securities                         452         33        485
          Non-Taxable
              Investment Securities           224       (207)        17
          Federal Funds Sold                   58         78        136
          Net Loans                           451      1,206      1,657

        Total Interest Income               1,155      1,105      2,260

        Interest paid on:
          Interest-bearing
              deposits                        375      1,609      1,984

        Change in net interest
           income                          $  780     $ (504)    $  276

                    December 31, 1994 compared with December 1993
                                    (dollars in thousands)
                               Changes in net interest income as a result of:
                                                                Total
                                            Volume     Rate    Change
        Interest earned on:
          Interest-earning
           deposits with banks            $  (33)   $  (28)   $  (61)
          Taxable Investment
           Securities                       (741)     (129)     (870)
          Non-Taxable
              Investment Securities          453      (291)      162
          Federal Funds Sold                 (41)       19       (22)
          Net Loans                        1,338       123     1,461

        Total Interest Income                976      (306)      670

        Interest paid on
          Interest-bearing
              deposits                        38      (144)     (106)

        Change in net interest
           income                         $  938    $ (162)   $  776




        Investments

        Investment securities comprised approximately 27% of the Bank's assets at December 31, 1995, with loans comprising approximately 64% of total assets. The Bank invests primarily in obligations of the United States or its agencies or obligations guaranteed as to principal and interest by the United States or its agencies, tax exempt municipal securities and certificates of deposit issued by other financial institutions. The Bank's policy is to invest in highly rated bonds. The Bank also enters into Federal Funds transactions with its principal correspondent bank, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

        A tabulation of the Bank's investments is included in its entirety on the following page.


        The following table presents, at December 31, 1995 and 1994, the book value and market value of the Bank's investments. The table also indicates the amount of investments due in (1) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years.

                                          1995                1994
         Investment         Book     Market   Avg.   Book     Market   Avg.
          Category          Value    Value    Yield  Value    Value    Yield
                            (rounded in thousands)   (rounded in thousands)


        Obligations of U.S.
           Treasury and other U.S.
           Agencies and Corporations:

          0 - 1 year        $18,352  $18,233  6.83%  $ 4,640  $ 4,406  6.79%
          1 - 5 years        10,012   10,085  6.26%    8,726    8,158  6.01%
          5 - 10 years        4,775    4,661  6.09%    5,004    4,383  6.16%
          Over 10 years                                   21       19  7.19%


        Obligations of States and
           Political subdivisions


          0 - 1 year        $ 2,313    2,351  6.49%  $ 2,349  $ 2,373  6.56%
          1 - 5 years         5,803    5,897  4.92%    5,661    5,677  5.74%
          5 - 10 years       15,558   15,768  4.73%   11,624   10,669  4.70%
          Over 10 years         845      869  5.46%    1,287    1,184  5.34%


        Other Securities


          0 - 1 year            895      907  5.14%      135      135  7.41%
          1 - 5 years         2,133    2,186  8.31%    3,150    3,127  7.90%
          5 - 10 years        1,342    1,562  9.02%    1,343    1,399  9.01%
          Over 10 years       2,430    2,418  7.94%    2,304    2,333  8.90%

        Total Securities    $64,458  $64,937         $46,244  $43,863

        Yields are computed on a tax equivalent basis using a marginal tax rate of 34%.

        A total of $45,230 of investments was pledged to secure public deposits.

        Loan Portfolio:

        The bank engages in a full complement of lending activities, including commercial, consumer/instalment, real estate loans and accounts receivable financing. At December 31, 1995, loans secured by real estate comprised 52% of the total loan portfolio. At December 31, 1995 none of the real estate loans were being held specifically for resale in the secondary market.

        Loans Outstanding:

        The following table presents various categories of loans contained in the Bank's loan portfolio on the dates indicated and the total amount of all categories on these dates:
                                                  Year Ended December 31,
                                                  (dollars in thousands)

                Loan Type                         1995                1994

        Commercial, Financial and
             Agricultural                       $ 38,325            $ 31,520

        Real Estate - Mortgage                    78,666              82,217

        Installment Loans to Individuals          29,765              24,097

        All Other                                  3,247               3,945

            Sub-Total                            150,003             141,779

        Allowance for Loan Losses                  1,650               1,725


               Loans - Net                      $148,353            $140,054

        Maturity Distribution and Interest Sensitivity:

        The following tabulation presents an analysis of maturities of loans as of December 31, 1995, stated in thousands of dollars:
                                                     Years To Maturity
             Loan Type              1 or less   1 - 5    Over 5    Total

        Commercial, Financial,
           and Agricultural         $ 7,941     $15,330  $15,054   $38,325

        Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

        The following is a presentation of an analysis of sensitivities of commercial, financial and agricultural loans to changes in interest rates as of December 31, 1995, stated in thousands of dollars:

        [S]                                               [C]
        Loans due after 1 year with predetermined         $  8,874
             Interest Rates


        Loans due after 1 year with floating
             Interest Rates                               $ 21,510

        Non-Performing Loans and Leases:

        The following table presents, for the period indicated, the aggregate amount of non-accrual, past due and restructured loans:
                                             Year Ended            Year Ended
             Type of Loan                     12/31/95              12/31/94

        Loans accounted for on non-accrual
        basis                                $435,000              $454,000

        Number of loans                             9                    17

        Accruing Loans Past due 90 Days
        per more as to principal or
        interest payments                     209,000               324,000

        Number of loans                            17                    17

        Loans not included above which
        are troubled debt restructuring <F1>     ----               290,000

        Number of loans                             0                     2

[FN]
        <F1> These are loans whose terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

         Accrual of interest income is discontinued on loans when, in the opinion of management, collection of such interest income becomes doubtful. When a loan is reclassified to non-accrual status, all accrued interest is immediately charged against current income. Accrual of interest on such loans is resumed only when, in management's judgment, the collection of said loan is probable. At that time, any accrued interest previously written off is restored through current income. Payments received on non-accrual loans are applied to principal.

        Interest income for the year ended December 31, 1995 would have included approximately $60,100 interest income for the above non-accrual loans if they had kept current in accordance with their original terms. No interest income was included in income for 1995 for the non-accrual loans.

        The Bank has not identified significant potential problem loans which cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

        The Bank has no foreign loans.

        There are no concentrations of credit.

        Summary of Loan Loss Experience:

        An analysis of the loan loss experience is furnished in the following table for the periods indicated, as well as the allocation of the allowance for loan losses. Loans are presented net of unearned income.
                                                   Year Ended December 31,
                                                   (dollars in thousands)

                                                    1995              1994
        Allowance balance at beginning
          of the year                             $ 1,725          $  1,600


        Loans Charged Off:
          Real Estate                                                     9
          Commercial, Financial & Agricultural        212                59
          Installment Loans to Individuals            146               180
          Credit Cards                                 31                28
                 Total                                389               276


        Recoveries of Loans Previously Charged Off
          Real Estate                                  17
          Commercial, Financial & Agricultural         96                40
          Installment Loans to Individuals             65               271
          Credit Cards                                  4                13
                 Total                                182               324

        Additions charged to
              Operations                              132                77

        Allowance Balance at end of the year        1,650          $  1,725

        Average loans                            $142,900          $137,700

        Ratio of net charge-offs during the
              period to Average loans during
              the period                           .0015%             -.03%



        At December 31, 1995, the allowance balance was allocated as follows:


                                                            % of loans
                                           Amount           in each type
                Loan Type              (in thousands)       to total loans
        Commercial, Financial
           and Agricultural              $1,100               26.87%


        Real Estate - Mortgage               50               52.61%

        Installment loans to individuals    500               18.35%

        All Other                                              2.17%


                       Total             $1,650              100.00%

        At December 31, 1994, the allowance balance was allocated as follows:

                                                            % of loans
                                           Amount           in each type
                Loan Type              (in thousands)       to total loans
        Commercial, Financial

           and Agricultural                $1,175               21.33%

        Real Estate - Mortgage                 50               57.99%

        Installment loans to individuals      500               17.00%

        All Other                                                3.68%


                       Total               $1,725              100.00%


        Loan Loss Reserve:


        In considering the adequacy of the Bank's allowance for possible loan losses and, thus, the amount of additions of the allowance charged to operating expense in 1995, management has focused on the fact that as of December 31, 1995, 26% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio.

        Management considers loans to finance 1-4 family, owner occupied property to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraised value of the collateral.

        The Bank's Board of Directors monitors the loan portfolio monthly to enable it to evaluate the adequacy of the allowance for loan losses quarterly and to implement its policy of identification and isolation of potential problem loans. The loans are rated and the reserve established based on an assigned rating. The provision for loan losses charged to operating expenses is based on this established reserve. Factors considered by the Board in rating the loans include delinquent loans, underlying collateral value, payment history, financial condition of the borrowers, and local and general economic conditions affecting collectibility.

        While no assurance can be given, management believes that losses during 1996 will be no more than the losses during 1995. Although management of the Company believes that the allowance (as supplemented by projected provisions and recoveries) is adequate to absorb anticipated losses, there can be no assurance that the Company will not sustain losses in any given period which could be substantial in relation to the size of the allowance or in relation to the estimates set forth above.

        Deposits

        The bank offers a wide range of commercial and consumer deposit accounts, including non-interest bearing checking accounts, money market checking accounts (consumer and commercial), individual retirement accounts, time certificates of deposit and regular savings accounts. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area.

        The Bank pays competitive interest rates on time and savings deposits. In addition, the Bank utilizes a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

        The following table presents, for the periods indicated, the average amount of and average rate paid on each of the major deposit categories:
                                            Year Ended          Year Ended
                                             12/31/95            12/31/94
                                            Amount    Rate     Amount   Rate
        Deposit Category                           (dollars in thousands)

        Non-Interest Bearing Demand
               Deposits                     $27,400            $25,600

        NOW Deposits                         32,400   1.73%    $36,300  1.82%

        Money Market Deposits                13,300   3.07%    $17,400  2.61%

        Savings Deposits                     46,500   3.04%    $50,600  2.99%

        Time Deposits                        78,100   5.36%    $51,500  3.64%
         (including certificates of deposit)

        The following presents time certificates of deposit (amounts in thousands) of $100,000 or more and amounts of their maturities:
                                                      Maturity

                                          3 Months                      Over
                                             or       3-6      6-12      12
                                            Less    Months    Months   Months
        Time Certificates of Deposit      $9,713    $3,674    $2,552   $611

        Return on Equity and Assets

        Returns on average consolidated assets and average consolidated equity for the periods indicated and certain other data are as follows:
                                                            Year Ended
                                                           December 31,

                                                     1995          1994
        Return on Average Assets <F1>                 1.50%         1.64%
        Return on Average Equity <F2>                12.51%        13.83%
        Dividend Payout Ratio <F3>                      57%           94%
        Equity to Assets Ratio <F4>
                     (Average)                       11.99%        12.26%

        <F1>Net income divided by average assets
        <F2>Net income divided by average equity
        <F3>Dividends declared per share divided by net income per share
        <F4>Average equity divided by average assets

        Liquidity and Asset/Liability Management

        Liquidity is the capacity of a banking enterprise to meet customer loan demand, depositor withdrawals and other financial obligations. The most immediate and efficient source of liquidity for the Bank is a $11.5 million line of credit with the Federal Home Loan Bank of NY. Based upon the current level of stock ownership, the Bank is authorized to borrow up to $6.8 million. In addition, the Bank has a borrowing line with a correspondent bank in the amount of $2 million. Other sources of liquidity include repayment of loans, sale of loans and securities maturing within one year, although the usefulness of such securities for liquidity purposes is limited to the extent that such securities are pledged. See Note 3 of Notes to Consolidated Financial Statements. Day to day changes in cash needs caused by flows of customer funds in and out of the Bank are generally reflected in adjustments to the federal funds position.

        Liquidity is managed on the liability side mainly by the Company's ability to attract sources of funds (such as large denomination certificates of deposit) to supplement maturing earning assets.

        Closely related to the concept of liquidity is the management of the Company's asset/liability mix and interest rate sensitivity. The Board of Directors of the Company has the overall responsibility for the implementation, communication, coordination and control of the asset/liability and interest rate sensitivity policies for the Company and the Bank. These policies are implemented by an Asset/Liability Management Committee which is charged with the responsibility of assuring balance sheet flexibility primarily with respect to liquidity and interest rate sensitivity. Current, prospective and unanticipated liquidity requirements are provided for by attempting to preserve the high quality of marketable assets, by managing the maturity structure of those assets and by maintaining discretionary access to short-term funding sources. The Management of interest rate sensitive asset and liability differentials, referred to as "gaps", has become increasingly important as a result of the more volatile interest rate environment. The continuing deregulation of the banking industry has greatly increased the interest rate sensitivity of the Company's deposit base and has made the monitoring of the "gap" between interest rate sensitive assets and liabilities critical to continued profitability. It is management's policy to seek to achieve a relatively balanced interest rate sensitivity position, with a goal of achieving stability in earnings performance, regardless of interest rate volatility.

        The table on page 28 under the caption "Interest Rate Sensitivity Analysis" provides information on interest sensitive assets and liabilities.

        Correspondent Banking

        Correspondent banking involves the provision of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including purchase of federal funds, security safekeeping, investment services, and wire transfer services.

        Data Processing

        The Bank's installation includes a full complement of hardware and software to enable the Bank to provide total processing of its own work on a daily basis with the exception of complete ATM processing. The Bank utilizes a service center as its link to the ATM Networks.

        Facilities

        The Bank's main office is located in a freestanding building built on property located in Bath, New York. The Bank has a drive through teller facility adjacent to its main office. The Bank owns a branch in Bath, which in addition to drive through teller facilities, houses its Electronic Data Processing installation and Mortgage Department.

        The Bank also operates branch offices in Dundee, Hammondsport, Hornell, Atlanta, Naples and Wayland, New York. These branches are equipped with both ATM's and teller stations. All of the offices, with the exception of our Atlanta Office, have drive-up teller facilities.

        The Company's offices are located in the Bank's main office.

        The construction of our Naples Office was completed during 1995 and was opened for business on January 2, 1996.

        Employees

        The Bank presently employs approximately 134 persons on a full-time equivalent basis, including four senior officers. It is anticipated that the Bank will hire additional persons as needed on a full-time basis, including additional tellers and customer service representatives.

        The Bank offers certain fringe benefits to its full time employees including life insurance, health benefits and participation in a profit sharing plan/401k plan.

        Monetary Policies

        The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in US Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

        Supervision and Regulation

        The Company and the Bank operate in a highly regulated environment, with their business activities governed by statutes, regulations and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of regulatory agencies, including the Board of Governors of the Federal Reserve System ("Federal Reserve Board") in the case of the Company, and in the case of the Bank, the Office of the Comptroller of the Currency ("Comptroller") and the Federal Deposit Insurance Corporation ("FDIC").

        The Company is regulated by the Federal Reserve Board under the Federal Bank Holding Company Act of 1956, as amended.

        A bank holding company must obtain Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, it would own or control 5% or more of such shares (unless it already owns or controls a majority of such shares). Board approval must also be obtained before any bank or bank holding company merges or consolidates with another bank holding company. Furthermore, any acquisition by a bank holding company of 5 percent or more of the voting shares, or of all or substantially all of the assets, of a bank located in another state is subject to approval provided in the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.



        A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the lease or the sale of any property or the furnishing of services. The subsidiary bank of a bank holding company is also subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, thereof, and on the taking of such stocks or securities as collateral for loans, The Federal Reserve Board possesses cease and desist powers over bank holding companies if their actions represent unsafe or unsound practices or violations of law.

        A bank holding company is generally prohibited from acquiring more than five percent of any class of voting securities of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies provided that the Federal Reserve Board has notice of or has consented to the acquisition.

        In addition to the traditional activities of banks such as lending and accepting deposit functions, the Bank is permitted to engage in, by way of example, the following types of activities: acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to non-affiliated banks and non-bank depository institutions; providing consumer financial counseling services; operating collection agencies and credit bureaus; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; providing certain types of courier services; and underwriting and dealing in obligations of the United States, the states and their political subdivisions.

        The Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the Comptroller, respectively, which generally parallel each other. In 1989, the Federal Reserve Board issued new risk-based capital guidelines for bank holding companies which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. These capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. These new requirements were phased in over a three year period. The new guidelines provided that by the end of 1990, banking organizations must have had capital (as defined in the new rules) equivalent to 7.25% of weighted risk assets. By the end of 1992, when the guidelines became fully effective, banking organizations were required to have capital equivalent to 8% of risk assets. The risk weights assigned to assets are based primarily on credit risk. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States Government are assigned to the lowest risk category, whereas a risk weight of 50% is assigned to loans secured by owner-occupied, one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk wight assigned to that category to determine the weight values, which are added together to determine total risk-weighted assets.

        The Federal Reserve Board and the Comptroller have each issued minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital rules. Bank holding companies and national banks are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). "Tier 1" capital includes common stockholder's equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

        Supervision and Regulation Continued

        Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rating composite 1 under the CAMEL rating system for banks or the BOPEC rating system for bank holding companies. Institutions with a lower rating and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

        The Company's ratio of capital to assets, as defined by the regulations, as of the end of each of its last three fiscal years has been as follows:

                                    TIER I                  TOTAL RISK
                                LEVERAGE RATIO          BASED CAPITAL RATIO

                               Required    Company     Required     Company
                               Minimum      Ratio      Minimum       Ratio
        For year ended
           December 31, 1995    3.00%      12.13%       8.00%       20.33%
        For year ended
           December 31, 1994    3.00%      12.26%       8.00%       20.26%
        For year ended
           December 31, 1993    3.00%      11.78%       8.00%       18.54%

        The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation.

        The Bank is subject to supervision by the Comptroller and the Federal Deposit Insurance Corporation. Various federal and state laws and regulations apply to many aspects of the operations of the Bank, including capital adequacy, reserves on deposits, loans, investments, mergers and acquisitions, and the establishment of branch offices and facilities. Restrictions on rates of interest payable by banks on deposits have been essentially eliminated. The capital adequacy guidelines of the Comptroller are substantially the same as those of the Federal Reserve Board.

        All of the revenue of the Company available for the payment of dividends on the Common Stock results from amounts paid to the Company by the Bank. The Bank is required by Federal law to obtain governmental approval for the payment of dividends to the Company if the total of all dividends declared by the Bank in any year will exceed the total of the Bank's net profits (as defined and interpreted by regulation) for that year and the retained net profits (as defined) for the proceeding two years less any required transfers to surplus. As of January 1, 1996 the Bank could have declared aggregate dividends of approximately $3.5 million without the approval of regulatory authorities.

        Supervision and Regulation Continued

        The Comptroller has authority to prohibit a national bank from engaging in conduct which, in his opinion, constitutes an unsafe or unsound practice in conducting its business. Thus, depending upon the financial condition of the bank in question and other factors, the Comptroller may assert that the payment of dividends or other funds from a subsidiary bank to a bank holding company could constitute, under certain circumstances, an unsafe or unsound banking practice. In addition, the capital guidelines of the Federal Reserve Board, the Comptroller and FDIC could limit the amount of dividends which the Company may pay in the future. Furthermore, regulatory pressures to reclassify and charge off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impairing an institution's ability to pay dividends.

        If at any time, the Federal Reserve Board believes that an activity of the Company constitutes a serious risk to the financial safety, soundness, or stability of the Bank or the Company, and is inconsistent with sound banking principles or the purposes of the Bank Holding Company Act, the Federal Reserve Board may require the
        Company to terminate the activity or to terminate control over the Bank.

        On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted. Among other things, FDICIA requires FDIC to establish a risk-based assessment system for FDIC deposit insurance. FDICIA also contains provisions limiting certain activities and business methods of depository institutions, including limiting the acceptance of brokered deposits by certain depository institutions; placing restrictions on the terms of "bank investment contracts that may be offered by depository institutions. Finally, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' appropriate Federal banking regulator, and requires the appropriate Federal banking regulator to take "prompt corrective action" with respect to a depository institution if such institution does not meet certain capital adequacy standards.

        Governmental Policies and Legislation

        The policies of regulatory authorities, including the Federal Reserve Board and the FDIC, have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. An important function of the Federal Reserve System is to regulate aggregate bank credit and money through such means as open market dealing in securities, establishment of the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. Policies at these agencies may be influenced by many factors, including inflation, unemployment, short-term changes in the international trade balance, and fiscal policies of the United States Government.

        The United States Congress has periodically considered and adopted legislation which has resulted in, and could result in, further deregulation of both banks and financial institutions. Such legislation could modify or eliminate geographic restrictions on banks and bank holding companies and could modify or eliminate current prohibitions against the Company's engaging in one or more non-banking activities. Such legislative changes could place the Company in more direct competition with other financial institutions, including mutual funds, securities brokerage firms, insurance companies and investment banking firms. No assurance can be given as to whether any additional legislation will be adopted and as to the effect of such legislation on the business of the Company.

        Significant Accounting Policies

        In January 1993, the Bank adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. The adoption of FAS109, which did not have a material effect on the Bank's financial statements, changed the Bank's method of accounting for income taxes from the deferred method to an asset and liability approach.

        The Bank provides certain health care benefits for all retired employees that meet eligibility requirements. Effective January 1, 1993, the Bank adopted financial accounting Standards Board Statement No. 106 Employer Accounting for Postretirement Benefits other than pensions to account for its share of the cost of those benefits. Under that Statement, the Bank's share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees' active service periods to the dates they are fully eligible for benefits, except that the Bank's unfunded cost that existed at January 1, 1993 is being accrued primarily in a straight-line manner that will result in its full accrual by 2013. Prior to 1993, the Bank expensed its share of costs as they were paid.

        The adoption of SFAS 106 in 1993 resulted in a pre-tax charge to 1993 earnings of $88,210 ($.14 per share) to reflect the annual expense for postretirement benefits on an accrual basis, and a pre-tax charge to 1994 earnings of $132,888. The charge for 1995 is $127,000.

        The accumulated postretirement benefit obligation was determined using a discount rate of 8.0 percent, and a health care cost trend rate of approximately 6.0 percent.

        Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant, would increase the accumulated postretirement benefit obligation as of December 31, 1995 by approximately $20,221.

        In January 1995, the Bank adopted Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan, requires impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The Bank's adoption of SFAS 114 did not have a material effect on its financial statements.

        Significant Accounting Policies Continued

        In January 1994, the Bank adopted the Financial Accounting Standards Board Statement No. 115S, Accounting for Investments in Debt and Equity Securities. The statement established accounting and reporting standards for investments in debt securities and investments in equity securities that have readily determinable fair values. The Statement requires that those investments are to be classified in three categories as follow:

        "Held to Maturity" when the investor has the positive intent and ability to hold debt securities to maturity.

        "Trading" when the investor acquires debt and equity securities principally for the purpose of selling them in the near term.

        "Available for Sale" when the investor has not classified debt and equity securities as either held to maturity or trading.

        The Bank has classified all its securities as "Available for Sale".

        ITEM 2.  Properties

        BNC occupies space at the main banking office of BNB. No real properties are owned or leased by BNC.

        The Bank's operations are conducted from eight (8) facilities located in Bath, Hammondsport, Atlanta, Naples, Wayland,
        Dundee and Hornell, New York. The main office is located at 44 Liberty Street, Bath. All administrative functions of the Bank are conducted at the main office. There is a drive-up facility adjacent to the main bank at 44 Liberty Street. There is another drive-up, walk-up facility at West Washington Street, Bath. BNB owns both the buildings and underlying real estate on all of its property.

        Premises and Equipment

        At December 31, 1995 and 1994, premises and equipment consist of:

                                            1995          1994
        Land                           $  502,389    $  424,642
        Buildings and improvements      5,729,351     5,084,691
        Furniture and equipment         2,452,549     2,264,370
           Total                        8,684,289     7,773,703
        Less accumulated depreciation   3,574,133     3,118,924
        Premises and equipment, net     5,110,156     4,654,779

        Depreciation expense was $393,354, $371,513 and $371,513 for the years ended December 1995, 1994 and 1993, respectively.


        ITEM 3.  Legal Proceedings

        There are no material legal proceedings pending, or to the knowledge of management, threatened against the Company or the Bank.

        ITEM 4.  Submission Matters to a Vote of Security Holders
                                    None

                                    PART II

        ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

             A.  Market Information

        During the period covered by this report and as of the date hereof, there has been and is no established public trading market for the Company's common stock.

        The range of high and low bid information (in dollars) for each full quarterly period for 1995 and 1994 follows:
                                 1995                     1994
                         1Q    2Q   3Q   4Q        1Q   2Q   3Q   4Q

        High             50    60   60   60        43   46   48   50

        Low              50    60   60   60        43   46   48   50

        The high and low bid information represent the price paid for shares of stock of the Company by investors purchasing through the Company's market makers, First Albany Corporation and Sandler O'Neill's Partners, and trades between holders of Common Stock.

             B. Holders of Common Stock

        As of January 29, 1996, the approximate number of holders of record of the Company's common stock was 568.

             C. Dividends

        For 1995 and 1994 the Company paid quarterly cash dividends, amounting to a total for the year of $2.40 and $5.00 respectively.

        The Bank is restricted in its ability to pay dividends to the Company (its only source of income) by banking regulations. Generally, dividends may be declared and paid in cash or property only out of the retained earnings of the Bank. Dividends may not be declared or paid at any time that a bank does not have the paid in capital and appropriate retained earnings as required by law. Dividends may not be paid without prior approval of the regulator in excess of specified amounts as may be fixed by banking regulations to ensure that banks maintain an adequate capital structure.

        ITEM 6.  Selected Financial Data

        The data appearing on the following page represent selected consolidated financial data of the Company for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 and are derived from the Company's consolidated financial statements. These data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10K.

                               1995      1994      1993       1992       1991
        Condensed Statements
        of Income (in
        thousands, except per
        share data)
        Interest Income <F1> $ 18,229  $ 15,911  $ 15,155  $ 15,398  $ 16,726

        Interest Expense
          Deposits              6,280     4,506     4,669     5,943     8,454
        Interest Expense
          Borrowings              271        61         4         3         3

          Net Interest Income  11,678    11,344    10,482     9,452     8,269

        Loan Loss Provision       132        77        35       413       586

          Net Interest Income
           After Loan Loss
           Provision           11,546    11,267    10,447     9,039     7,683

        Other Operating
          Income                  888     1,296     1,270       972       777

        Other Operating
          Expenses              6,761     6,738     6,248     6,101     5,813
        Income Before
          Income Tax            5,673     5,825     5,469     3,910     2,647

        Tax Equivalent
          Adjustment              668       590       505       422       547

        Income Taxes (benefit)  1,627     1,815     1,658     1,119       515

        Net Income              3,378     3,420     3,306     2,369     1,585

        Per Share Data <F2>

        Book Value              41.80     37.39     37.78     34.46     32.24
        Cash Dividends           2.40      5.00      2.00      1.65      1.50
        Net Income               4.99      5.32      5.28      3.88      2.65
        Weighted Average
          Common Shares       677,246   642,881   625,831   610,453   596,444

        Balance Sheet Data
        (in thousands, except
        share amount) at
        December 31

        Assets                235,165   209,158   199,202   191,201   182,129
        Investment Securities  64,937    43,878    51,840    51,105    54,352
        Loans, Net            148,854   140,054   125,887   118,588   105,460
        Deposits              197,760   180,866   170,235   168,388   161,515
        Shareholders' Equity   28,554    25,181    24,125    21,424    19,567
        Common Shares
          Outstanding         683,117   673,390   638,480   621,528   606,766

        <F1> Presented on a tax equivalent basis utilizing a marginal tax rate of 34%.  1989 thru 1992 restated to reflect tax equivalent basis.

        <F2> All per share data has been restated to reflect a two-for-one stock split April 15, 1992.

        ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Liquidity and Capital Resources:

        Management has not identified any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in any material decreases or increases in the Company's liquidity.

        Liquidity is an important factor in the financial condition of the Company and affects it's ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits.

        The investment portfolio is one of the Company's primary sources of liquidity. The Company's primary sources of liquidity are federal funds sold and purchased. Other resources of liquidity include repayment of loans and sale of loans. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. Interest bearing deposits in other financial institutions maturing within one year total $1.0 million. Also, high quality securities are readily marketable and provide another level of liquidity. Maturities in the loan portfolio also provide a steady flow of funds. At December 31, 1995 loans with an aggregate balance of $13.2 million were due to mature in one year or less. Additional funds flow from payments on instalment and revolving credit loans and from a historically high level of net operating earnings. The Company's liquidity also continues to be enhanced by a relatively stable deposit base. At December 31, 1995, the loan to deposit ratio was 76% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 83%.

        In addition to the sources of liquidity above, the Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency. The Bank also has an agreement with its correspondent bank to borrow overnight federal funds. During 1995, the Bank had an average daily federal funds sold of $3.5 million. The Bank is also a member of the Federal Home Loan Bank of New York, and based upon the current level of stock ownership, the Bank is authorized to borrow up to $6.8 million. The Bank borrowed an average of $2.0 million during 1995.

        At December 31, 1995, banking regulations required conformity with a minimum risk based capital standard of 8%. The Bank's risk based capital level was approximately 20%. Neither the Company nor the Bank had any material commitments for capital expenditures as of December 31, 1995.

        Fiscal 1995 compared with Fiscal 1994

        Total Bank assets grew from $209 million at year end 1994 to $235 million at year end 1995, or an increase of 12.4%, while equity capital grew from $25.2 million to $28.6 million or an increase of 13.5% for this period. Growth in the Bank's assets can be attributed to new deposits in the Naples Branch as well as a significant increase in the Hammondsport balances. An advance from the Federal Home Loan Bank of $3.0 million also increased total assets.

        Loan demand continued strong during 1995 with an increase from $140 million at December 31, 1994 to $148.3 million at December 31, 1995, or an increase of 6%.

        Total deposits increased from $180.9 million to $197.7 million. This increase was primarily in the form of time deposits, which increased by 31.4%.

        An advance from Federal Home Loan Bank of $3 million was outstanding as of December 31, 1995. This advance was matched specifically with investments to better leverage the Bank's capital.

        Net income decreased modestly from $3.42 million in 1994 to $3.38 million for 1995. Net interest income declined slightly due to falling yields earned on prime rate loans and a decline in yields earned on investments. Interest on deposits increased due to growth in time deposits.

        Other expenses increased from $6,738,100 to $6,972,600 during 1995 primarily due to the opening of our Naples Branch and necessary staffing requirements.

        FDIC insurance decreased from $410,000 in 1994 to $210,000 in 1995, due primarily to the decrease in the assessment rate for banks with a 1A classification.

        As discussed in more detail in Supervision and Regulation under
        Item 1 above, the capital ratio continues strong at 11.96% for 1995, as compared to 12.22% at December 31, 1994.

        Fiscal 1994 compared with Fiscal 1993

        The Bank's assets grew from $199.2 million at year end 1993 to $209.1 million at year end 1994. Loan demand has remained strong throughout 1994 with total outstanding loans growing from $125.8 million at year end 1993 to $140 million at year end 1994.

        Bank customers have changed their investment strategies in order to maximize their interest earnings, thus the change from lower yielding NOW and money market accounts into time deposits, increasing the average cost of funds to the Bank.

        Earnings of $3.4 million for 1994 reflect a modest increase from 1993's $3.3 million. Investment losses during 1994 amount to $44,000. These losses were taken in order to increase future income and to recognize current tax benefits.

        Net Interest Income on a fully tax equivalent basis (which adjusts for the tax exempt status of income earned on municipal investments to express such income as if it were taxable) for the year ended 1994 was $11,343, representing an increase of $897 or 8.5% over 1993.
        This increase was largely attributable to increased loan volume and the resulting higher yield on earning assets.

        Fiscal 1994 compared with Fiscal 1993 Continued

        Other expenses increased from $6.2 million to $6.7 million. Included in this other expense increase is an increase in salaries and benefits of 5.52% from $3.3 million to $3.5 million. In addition, expenses on Other Real Estate Owned increased from $30,000 in 1993 to $141,000 in 1994. Property foreclosures and subsequent sales of this property increased in 1994.

        Interest Sensitivity Analysis

        The following table sets forth the maturity distribution of the Company's interest-earning assets and interest bearing liabilities as of December 31, 1995, the Company's interest rate sensitivity gap
        (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the Company's cumulative interest rate sensitivity gap, the Company's interest rate sensitivity ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the Company's cumulative interest rate sensitivity ratio. The following assumptions were used in preparation of this table:
        variable rate loans are included in the period in which their next scheduled rate adjustment is expected to take place; fixed rate loans are assumed to be repaid in accordance with their contractual terms;
        no prepayments are assumed on any loans; and securities are included in the period in which they mature, or in the case of variable rate securities, the period in which the next rate change is anticipated.
                                        Interest Rate Sensitivity Analysis
                                             (dollars in thousands)

                                 0-30  31-90  91-180  181-365  1 - 5  Over 5

        As of December 31, 1995:
        Earning Assets:
         Loans                 54,707   2,542   4,544   6,535  40,894  40,781
         Securities             8,298   2,289   6,984   5,961  20,498  20,907
         Total Earning Assets  63,005   4,831  11,528  12,496  61,392  61,688
        Interest Bearing Liab.
         Money Market Demand   13,302
         Interest Bearing
          Deposits             32,372
         Certificates of Deposit
          Under $100,000        5,530   8,612  13,480  21,213  12,789
          $100,000 and over     7,165   2,548   3,674   2,552     611
         Savings Accounts      46,510
        Securities Sold
         Agreement to Repurch.    546             525
        FHLB Borrowings
         Federal Funds Purch.   2,150                   1,000   2,000

        Total Int. Bear. Liab.107,575  11,160  17,679  24,765  15,400
        Incremental Gap <F1>  (44,510) (6,329) (6,151)(12,269)(45,992)
        Cumulative Gap  <F2>  (44,570)(50,899)(57,050)(69,319)(23,327)
        Sensitivity Gap <F3>      .58     .43     .65     .50    3.98
        Cumulative Sensit. <F4>   .58     .57     .63     .61     .87





        Interest Sensitivity Analysis Continued

        <F1> Total earning assets less total interest bearing liabilities for each period.
        <F2> Total earning assets less total interest bearing liabilities, cumulative for periods.
        <F3> Total earning assets divided by total interest bearing liabilities.
        <F4> Total earning assets divided by total interest bearing liabilities cumulative for periods.

        Typically, a banking institution which is "liability sensitive" will be expected to benefit from a decrease in interest rates and be adversely impacted by an increase in interest rates. However, because (as noted above) the repricing of assets and liabilities is frequently subject to management discretion, the correlation between an institution's interest sensitivity position an a change in the interest rate environment is rarely precise. Although the Company currently is "liability sensitive", within one year after December 31, 1995 a decline in interest rates would adversely impact the Company to the extent that the Company determines not to make a corresponding adjustment to the rates paid on NOW and money market deposit accounts.

        Inflation:

        Inflation may effect financial institutions through impaired asset growth, reduced earnings and substandard capital adequacy ratios. Since the majority of assets and liabilities are monetary in nature, variations in economic policies issued by the Federal Reserve Board to control interest rates have a greater impact on the profitability of a financial institution. The investment committee continually monitors the rate sensitivity of its earning assets and interest bearing liabilities to minimize any adverse effects on future earnings.

        Future Outlook:

        The profitability of the Company, like all financial institutions, is subject to the volatility of interest rates throughout the year. The composition of the Company's balance sheet and the repricing frequency of its interest bearing assets and liabilities have a direct impact on the interest margin, a key indicator of profitability. Since there will always be economic events and trends that will influence the decision making of management, a main goal of the Bank is controlling interest rate risk through managing the interest sensitivity gap and by controlling the quality of assets through credit policies and diversification. At this time, management believes that the Company's balance sheet does not include significant concentrations of assets or liabilities that would have a material adverse affect on earnings.

        ITEM 8.   Financial Statements and Supplementary Data

                              BATH NATIONAL CORPORATION
                                    AND SUBSIDIARY

                            CONSOLIDATED FINANCIAL REPORT

                                  DECEMBER 31, 1995

                                       CONTENTS



                                                            Page

        INDEPENDENT AUDITOR'S REPORT                          32


        FINANCIAL STATEMENTS

          Consolidated balance sheets                         33
          Consolidated statements of income                   34
          Consolidated statements of stockholders' equity     35
          Consolidated statements of cash flows               36-38
          Notes to consolidated financial statements          39-54

                             INDEPENDENT AUDITOR'S REPORT


        The Board of Directors and Stockholders
        Bath National Corporation

        We have audited the accompanying consolidated balance sheets of Bath National Corporation and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bath National Corporation and subsidiary as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

        As discussed in Notes 1 and 3 to the consolidated financial statements the Company changed its method of accounting for investments to adopt the provisions of the Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994.









        URBACH, KAHN & WERLIN PC
        Albany, New York
        February 16, 1996

                              BATH NATIONAL CORPORATION

                             CONSOLIDATED BALANCE SHEETS
                              December 31, 1995 and 1994

            ASSETS                                1995            1994
   Cash and due from banks                    $ 10,218,648    $ 10,608,514
   Interest bearing deposits in other banks      3,535,338       3,421,285
   Federal funds sold                               -            2,500,000
   Securities                                   64,130,934      43,877,470
   Loans, net                                  148,353,049     140,054,066
   Premises and equipment, net                   5,110,156       4,654,779
   Accrued interest receivable                   1,775,135       1,483,771
   Other assets                                  2,042,287       2,558,738

                                              $235,165,547    $209,158,623

      LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES
    Deposits:
     Demand                                   $ 27,398,470    $ 26,666,618
     Savings                                    46,510,131      48,527,953
     NOW accounts                               32,376,060      30,676,100
     Money market accounts                      13,300,657      15,614,640
     Time deposits ($100,000 or more)           16,222,821       7,600,104
     Other time accounts                        61,953,180      51,893,228
                                               197,761,319     180,978,643
    Federal funds purchased                      2,150,000          -
    Borrowed funds                               3,000,000          -
    Other liabilities                            3,700,466       2,998,121
                                               206,611,785     183,976,764

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY
    Preferred stock, $10 par value, 300,000
       shares authorized; none issued                -               -
    Common stock, $5 par value, 1,200,00
       shares authorized; issued and
       outstanding: 1995 - 683,117 shares,
       1994 - 673,390 shares                     3,415,585       3,366,950
    Additional paid in capital                   4,923,490       4,416,515
    Undivided profits                           19,966,387      18,216,168
    Unrealized gain (loss) on securities
       available for sale, net                     248,300        (817,774)
                                                28,553,762      25,181,859

                                              $235,165,547    $209,158,623

   See Notes to Consolidated Financial Statements.

                           BATH NATIONAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1995, 1994 and 1993
                                             1995        1994        1993
     Interest income
     Interest and fees on loans           $13,235,400 $11,943,514 $10,482,152
     Interest on federal funds sold           213,699      78,000      99,627
     Interest on deposits in other banks

       and stocks                             284,974     326,996     330,595
     Interest on securities
      Held to maturity
       Non-taxable                            956,712   1,133,757       -
      Available for sale
       Non-taxable                            192,448       -           -
       Taxable                              2,330,407   1,838,356       -
   Interest on non-taxable securities           -           -         972,216
   Interest on taxable securities               -           -       2,765,405
          Total interest income            17,213,640  15,320,623  14,649,995

   Interest expense:
    Interest on deposits                    6,280,052   4,506,048   4,669,172
    Interest on borrowings                    270,513      60,645       4,164
          Total interest expense            6,550,565   4,566,693   4,673,336

          Net interest income              10,663,075  10,753,930   9,976,659

   Provision for loan losses                  132,484      76,798      34,721

          Net interest income after
          provision for loan losses        10,530,591  10,677,132   9,941,938

   Other income:
    Service charges                           652,036     673,036     630,671
    Trust department fees                      23,137      17,802      37,936
    Investment gains (losses)                  20,894     (44,209)     67,389
    Other operating income                    751,493     650,103     533,904
          Total other income                1,447,560   1,296,732   1,269,900

   Other expenses:
    Salaries and employee benefits          3,751,460   3,460,987   3,279,843
    Occupancy                                 975,644   1,010,934     936,746
    Other operating expenses                2,245,485   2,266,223   2,031,173
          Total other expenses              6,972,589   6,738,144   6,247,762

   Income before income taxes               5,005,562   5,235,720   4,964,076

   Income taxes                             1,627,000   1,815,239   1,657,800

          NET INCOME                      $ 3,378,562 $ 3,420,481 $ 3,306,276

   NET INCOME PER COMMON SHARE                  $4.99       $5.32       $5.28

   DIVIDENDS PER COMMON SHARE                   $2.40       $5.00       $2.00

   WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES                                  677,246     642,881     625,831

   See Notes to Consolidated Financial Statements.

                               BATH NATIONAL CORPORATION

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1995, 1994 and 1993

                                   Common Stock

                                                                                   Net

                                                                                  Unrealized
                                                                                  Gain (Loss)
                                        Number             Additional             on Securities
                                         of                 Paid in   Undivided   Available for
                                        Shares    Amount    Capital    Profits     Sale, Net      Total

      Balance, January 1, 1993          621,528 $3,107,640 $2,343,282 $15,973,288 $     -     $21,424,210

      Net income                           -         -          -       3,306,276       -       3,306,276
      Dividends ($2.00 per common
                    share)                 -         -          -      (1,254,754)      -      (1,254,754)
      Dividends reinvested               16,952     84,760    564,641       -           -         649,401

      Balance, December 31, 1993        638,480  3,192,400  2,907,923  18,024,810       -      24,125,133

      Adjustment to recognize
       unrealized gains and losses
       on securities available for
       sale, net of income taxes
       of $396,310                        -          -          -           -        594,463      594,463

      Change in unrealized gains
       and losses on securities
       available for sale, net of
       income tax benefit of $941,490     -          -          -           -      1,412,237)  (1,412,237)

      Sale of common stock                 300       1,500     10,800       -           -          12,300

      Net income                          -          -          -       3,420,481       -       3,420,481
      Dividends ($5.00 per common share)  -          -          -      (3,229,123)      -      (3,229,123)
      Dividends reinvested               34,610    173,050  1,497,792       -           -       1,670,842

      Balance, December 31, 1994        673,390  3,366,950  4,416,515  18,216,168   (817,774)  25,181,859

      Change in unrealized gains
       and losses on securities
       available for sale, net of
       income taxes of $774,880           -          -          -           -      1,066,074    1,066,074



      Net income                          -          -          -       3,378,562       -       3,378,562
      Dividends ($2.40 per common share)  -          -          -      (1,628,343)      -      (1,628,343)
      Dividends reinvested                9,727     48,635    506,975       -
    -         555,610

      Balance, December 31, 1995        683,117 $3,415,585 $4,923,490 $19,966,387 $  248,300  $28,553,762

      See Notes to Consolidated Financial Statements.

                                        BATH NATIONAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Years Ended December 31, 1995, 1994 and 1993

                                              1995       1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                           $ 3,378,562 $ 3,420,481 $ 3,306,276
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization         451,943     461,569     421,913
       Provision for loan losses             132,484     125,000      34,721
       Deferred taxes (benefits)               -         (59,109)     54,042
       Loan origination costs deferred         3,917     (27,031)    (69,403)
       Bond premium amortized and
         discount accreted                   218,043     184,280     236,676
       Losses (gains) on sale of
         investments                         (20,894)     44,209     (67,389)
       Loss on disposed assets                35,216       -           -
       Changes in:
        Interest receivable                 (291,364)     72,641     304,436
        Other assets                        (104,138)   (562,654)   (334,670)
        Other liabilities                   (581,394)   (381,068)  1,954,114
           Net cash provided by
             operating activities          3,222,375   3,278,318   5,840,716

   CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales and maturities
     of investment securities                  -           -      28,730,879
    Purchases of investment securities         -           -     (29,635,576)
    Proceeds from calls and maturities
     of held to maturity securities           75,000   1,809,972       -
    Proceeds from sales and maturities
     of available for sale securities      9,644,906  17,028,619       -
    Purchases of held to maturity
     securities                             (333,346) (2,503,976)      -
    Purchases of available for sale
     securities                          (27,996,216) (6,021,934)      -
    Federal funds purchased/sold           4,650,000  (2,450,000)  1,500,000
    Net (increase) decrease in interest
     bearing deposits in other banks        (114,053)  1,650,661    (221,752)
    Increase in loans, net                (8,435,384) (5,785,127) (7,264,056)
    Capital expenditures                    (883,947)   (489,856)   (103,089)
    Net cash paid in acquisition of bank       -        (787,758)      -
        Net cash provided by (used in)
          financing activities           (23,393,040)  2,450,601  (6,993,594)

   CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Federal Home Loan Bank

     borrowings                            3,000,000       -           -
    Increase in other liabilities          1,070,856       -           -
    Proceeds from sale of common stock         -          12,300       -
    Increase (decrease) in deposits       16,782,676  (3,357,043)  1,846,358
    Dividends paid, net of reinvestments  (1,072,733) (1,558,281)   (605,353)
        Net cash provided by (used in)
          financing activities            19,780,799  (4,903,024)  1,241,005




   Net increase (decrease) in cash and
    due from banks                          (389,866)    825,895      88,127
   Cash and due from banks:
    Beginning a year                      10,608,514   9,782,619   9,694,492

    End of year                          $10,218,648 $10,608,514 $ 9,782,619

   See Notes to Consolidated Financial Statements.

                           BATH NATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                     Years Ended December 31, 1995 and 1994


   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   For the purposes of reporting cash flows, cash and due from banks include cash on hand and amounts due from banks.

   The Company paid income taxes of $1,761,700, $2,030,810 and $1,061,990 in 1995, 1994 and 1993, respectively.


   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

   In 1995, 1994 and 1993, the Company issued 9,727, 34,610 and 16,952 shares of common stock under the dividend reinvestment program in lieu of cash dividends of $555,610, $1,670,842 and $649,401, respectively.

   Bath National Corporation purchased 100% of the common stock of Atlanta National Bank in April 1994. In conjunction with the acquisition, liabilities were assumed as follows:

       Fair value of assets acquired                  $14,888,339

       Net cash paid                                      787,758

          Liabilities assumed, principally deposits   $14,100,581


   See Notes to Consolidated Financial Statements.

                           BATH NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 1. Summary of Significant Accounting Policies

   General

   Bath National Corporation (the "Company"), a bank holding company, and its wholly owned subsidiary, Bath National Bank (the Bank), a federal-chartered financial institution, are incorporated under the laws of New York State. The Bank provides a variety of banking services to individuals and businesses through its branch network. Its primary lending products are commercial business, real estate mortgage, and installment loans, and its primary deposit products are demand, savings, and other time open accounts. The accounting and reporting policies of the entities are in accordance with generally accepted accounting principles and general practices within the banking industry.

   Principles of consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

   Use of Estimates

   The preparation of the Company and Bank's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Trust Assets

   Securities and other property held by the Bank's Trust Department in a fiduciary or agency capacity are not included in the accompanying consolidated financial statements since such items are not assets of the Bank.

   Securities

   The Bank has investments in debt and other securities. Debt securities consist primarily of obligations of the U.S. government, its agencies and corporations, and state and municipal governments.

   The Bank adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), as of January 1, 1994. SFAS 115 requires that management determine the appropriate classification of securities at the date of adoption, and thereafter at the date individual investment securities are acquired, and that the appropriateness of such classification be reassessed at each balance sheet date. Investments are classifiable in the categories discussed below.

   Trading account assets: Trading account assets are held for resale in anticipation of short term market movements. Trading account assets are stated at fair value. Gains and losses, both realized and unrealized, are included in income.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Securities, Continued

   Securities held to maturity and available for sale: Debt securities are classified as held to maturity when the Bank has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Debt securities not classified as held to maturity or trading are classified as available for sale. Available for sale securities are stated at fair value, with unrealized gains and losses, net of related deferred tax effects, reported as a separate component of stockholders' equity.

   The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Interest on debt securities is recognized in income as accrued. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of the specific securities sold or matured.

   Loans and Allowance for Loan Losses

   Loans are stated at the amount of unpaid principal, adjusted for net deferred loan origination costs, unearned fees and discounts, and an allowance for loan losses. Certain direct loan origination costs are deferred and recognized as an adjustment to interest income over the estimated life of the loans. Interest on loans is recognized over the term of the loan and is calculated using the simple interest method on principal amounts outstanding.

   The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb potential losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

   On May 31, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). SFAS 114 was amended by SFAS 118, "Accounting by Creditors for Impairment of a loan - Income Recognition and Disclosure." These Statements prescribe recognition criteria for loan impairment, generally related to commercial type loans, and measurement methods for certain impaired loans and all loans whose terms are modified in troubled debt restructurings subsequent to the adoption of these statements. A loan is considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 1. Summary of Significant Accounting Policies, Continued

   Loans and Allowance for Loan Losses, Continued

   On January 1, 1995, the Bank adopted the provisions of SFAS 114 and SFAS 118 and has provided the required disclosures. The effect of adoption of these Statements was not material to the financial statements.

   As a matter of policy, the Bank generally places impaired loans on nonaccrual status and recognizes interest income on such loans only on a cash basis upon receipt of interest payments from the borrower. Accrual of interest is discontinued on a loan when management believes, after considering economics, business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful, or after three months of nonpayment, whichever is earlier. Uncollectible interest previously accrued is charged off. Income is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

   Premises and Equipment, Net

   Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives using straight line and accelerated methods.

   Other Real Estate, Net

   Real estate properties formally acquired in settlement of loans are recorded at the lower of the loan value or the fair value of the property received. Subsequent losses are reflected in operations when the initial value recorded exceeds the current market value of the property. Real estate properties formally acquired in settlement of loans were $501,120 and $260,689 at December 31, 1995 and 1994, respectively, and are included in other assets.

   Income Taxes

   Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

   Employee Benefit Plans


   Retirement Benefits: The Bank has a defined contribution pension plan and a profit sharing plan, with a salary deferral feature, for those employees who meet the eligibility requirements set forth in the plans. Contributions to the defined contribution plan are based on formula while contributions to the profit sharing plan are at the discretion of the board of directors.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Employee Benefit Plans, Continued

   Postretirement Benefits: The Bank provides certain health care benefits for all retired employees that meet eligibility requirements. In January 1993, the Bank adopted Statement of financial Accounting Standards Board Statement No. 106, "Employer Accounting for Postretirement Benefits other than Pensions" (SFAS 106) to account for its share of the cost of those benefits. Under that Statement, the Bank's share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees' active service periods to the dates they are fully eligible for benefits, except that the Bank's unfunded cost that existed at January 1, 1993 is being accrued primarily in a straight line manner that will result in its full accrual by 2013. Prior to 1993, the Bank expensed its share of costs as they were paid. The effect of this change in accounting was not material to the Bank's financial statements.

   Net Income Per Common Share

   Net income per common share is computed on the weighted average number of shares outstanding during each year.

   Reclassifications

   Certain items have been reclassified in the 1994 and 1993 financial statements to conform with the 1995 presentation.

   Note 2. Cash and Due From Banks

   The Bank is required to maintain reserve cash balances with the Federal Reserve Bank. The total of those reserve cash balances was approximately $4,095,000 at December 31, 1995.

   Note 3. Securities

   As discussed in Note 1, the Bank adopted SFAS 115 as of January 1, 1994. The January 1, 1994 adjustment to the beginning balance for a change in accounting method relating to unrealized gains and losses on securities available for sale was an unrealized gain of $594,463 which is net of a $396,310 deferred tax provision.

   The Bank's management evaluated the investment portfolio during 1995 and determined that the classification of available for sale most closely matched the investment policy and goals of the Bank. This determination resulted in the transfer of all securities from the held to maturity classification as of December 1, 1995. The amortized cost of these securities as of December 1, 1995 was $19,891,000. Unrealized gains and losses were $364,000 and $83,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   Note 3. Securities, Continued

   The amortized cost and fair value of securities available for sale as of December 31, 1995 and summarized as follows:

                                     Gross Unrealized
                             Amortized
                               Cost      Gains    Losses     Fair Value
   U.S. Treasury Securities
    and Obligations of U.S.
    Government Agencies and
    Corporations             $17,836,228 $114,950 $(124,681) $17,826,497
   Obligations of States and
    Political Subdivisions    24,507,677  461,267   (95,610)  24,873,334
   Other                       2,402,085  237,244    (1,131)   2,638,198
   Mortgage-Backed Securities 18,906,944  153,572  (267,611)  18,792,905

                             $63,652,934 $967,033 $(489,033) $64,130,934

   The amortized cost and fair value of securities available for sale as of December 31, 1995 by contractual maturity are shown below. Expected maturities differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                          Amortized         Fair
                                            Cost            Value
   Due in one year or less                $13,612,564       $13,608,039
   Due after one year through five years   13,367,817        13,510,280
   Due after five years through ten years  16,920,356        17,350,413
   Due after ten years                        845,253           869,297
                                           44,745,990        45,338,029
   Mortgage-backed securities              18,906,944        18,792,905

                                          $63,652,934       $64,130,934

   The amortized cost and fair values of securities being held to maturity at December 31, 1994 are as follows:

                                     Gross Unrealized
                               Amortized
                                 Cost      Gains   Losses    Fair Value
   Obligations of States
    and Political
    Subdivisions             $20,920,620 $126,282 $(932,123) $20,114,779

   The amortized cost and fair value of securities being held to maturity at
   December 31, 1994 by contractual maturity are shown below.
                                          Amortized        Fair
                                            Cost           Value
   Due in one year or less                $ 2,348,207      $ 2,372,341

   Due after one year through five years    5,661,689        5,676,351
   Due after five years through ten years  11,623,924       10,881,705
   Due after ten years                      1,286,800        1,184,382

                                          $20,920,620      $20,114,779

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The amortized cost and fair values of securities available for sale as of
   December 31, 1994 are summarized as follows:
                                            Gross Unrealized
                               Amortized
                                 Cost      Gains    Losses      Fair Value
   U.S. Treasury Securities
    and Obligations of U.S.
    Government Agencies and
    Corporations               $ 9,163,524 $  -     $  (637,667) $ 8,525,857
   Other                         2,493,205   88,706     (44,488)   2,537,423
   Mortgage-Backed Securities   12,663,079   55,398    (824,907)  11,893,570

                               $24,319,808 $144,104 $(1,507,062) $22,956,850

   The amortized cost and fair value of securities available for sale as of December 31, 1994 by contractual maturity are shown below. Expected maturities differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                          Amortized        Fair
                                            Cost           Value
   Due in one year or less                $ 1,562,358      $ 1,460,315
   Due after one year through five years    8,730,959        8,184,564
   Due after five years through ten years   1,342,701        1,398,942
   Due after ten years                         20,711           19,459
                                           11,656,729       11,063,280
   Mortgage-backed securities              12,663,079       11,893,570

                                          $24,319,808      $22,956,850

   Proceeds from sales of securities during 1995 and 1994, which were principally attributable to those available for sale, and 1993 were $5,728,507, $13,056,627 and $10,061,550, respectively, with gross gains of
   $23,839, $151,694 and $68,462 and gross losses of $2,945, $195,903 and
   $1,073 realized on those sales.

   Securities with a carrying value of $45,320,394 and $36,172,000 and market values of $45,448,421 and $34,308,660 at December 31, 1995 and 1994,
   respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 4. Loans, Net

   Major classifications of loans at December 31, 1995 and 1994 are summarized as follows:

                                         1995           1994
   Commercial                          $ 67,125,378   $ 60,184,841
   Installment                           20,021,766     20,375,388
   Real estate mortgage                  36,034,923     36,248,951
   Home equity loans                     18,011,383     17,617,682
   Student                                6,562,524      5,403,084
   Credit card loans                      1,619,651      1,317,779
   Net deferred loan origination
    costs and unearned discounts            627,424        631,341
                                        150,003,049    141,779,066
   Less allowance for loan losses         1,650,000      1,725,000

   Loans, net                          $148,353,049   $140,054,066

   Real estate mortgage and home equity loans consist of:
   Mortgages with fixed rates                          $31,735,900
   Mortgages with variable rates                         4,299,023
   Home equity loans with variable rates                12,171,819
   Home equity loans with fixed rates                    5,839,564

     Total real estate secured loans                   $54,046,306

   Changes in the allowance for loan losses for the years ended December 31,
   1995, 1994 and 1993 were as follows:
                                           1995         1994        1993
   Balance, beginning of year           $1,725,000   $1,600,000  $1,650,000
   Provision for loan losses               132,484       76,798      34,721
   Losses charged to the allowance        (388,664)    (276,279)   (270,931)
   Recoveries credited to the allowance    181,180      324,481     186,210

   Balance, end of year                 $1,650,000   $1,725,000  $1,600,000

   As a result of the adoption of SFAS 114, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Bank's impaired loans at December 31, 1995 are generally collateral dependent. The Bank considers estimated costs to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

   At December 31, 1995, the recorded investment in loans that were considered to be impaired under SFAS 114 approximated $389,000 for which there was no related allowance for loan losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The Bank has, and may be expected to have in the future, banking transactions with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). The aggregate amount of loans to related parties was $4,373,200 and $495,860 at December 31, 1995 and 1994, respectively.

   The activity with respect to loans to related parties for the year ending
   December 31, 1995 follows:
   Aggregate amount beginning of period                 $  495,860
   New loans                                             3,917,500
   Repayments                                              (40,160)

   Aggregate amount end of period                       $4,373,200


   Note 5. Premises and Equipment

   At December 31, 1995 and 1994, premises and equipment consist of:
                                          1995             1994
   Land                               $  502,389       $  424,642
   Buildings and improvements          5,729,351        5,084,691
   Furniture and equipment             2,452,549        2,264,370
    Total                              8,684,289        7,773,703
   Less accumulated depreciation       3,574,133        3,118,924

   Premises and equipment, net        $5,110,156       $4,654,779

   Depreciation expense was $393,354, $391,064 and $371,513 for the years ended December 31, 1995, 1994 and 1993, respectively.


   Note 6. Deposits

   A summary of deposit accounts at December 31, by maturity, is as follows:
                                          1995             1994
   No contractual maturity            $119,604,109     $121,514,269
   Maturity within one year             64,908,427       44,954,389
   Maturity after one year through
    five years                          13,248,783       14,507,842
   Maturity after five years                 -                2,143

                                      $197,761,319     $180,978,643


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 7. Borrowed Funds

   Borrowed funds represent advances from the Federal Home Loan Bank.  The advances at December 31, 1995 are summarized as follows:
                   Advance            Interest            Maturity
                   Amount              Rate                Date
                   $1,000,000         5.90%               July 1996
                    1,000,000         5.95%               January 1997
                    1,000,000         5.99%               July 1997

                   $3,000,000

   Note 8. Income Taxes

   A summary of the components of income taxes (benefit) is as follows:
                                          Years Ended December 31,

                                     1995           1994          1993
   Current Tax
     Federal                     $1,180,000     $1,366,348    $1,216,655
     State                          447,000        508,000       387,103
        Total current tax
          expense                 1,627,000      1,874,348     1,603,758
   Deferred tax (benefit)
     Federal and State                -            (59,109)       54,042

        Total provision for
          income taxes           $1,627,000     $1,815,239    $1,657,800

   A reconciliation of the expected income tax expense, computed at the federal statutory rate of 34%, to the income tax expense included in the consolidated statements of income is as follows:
                                        Years Ended December 31,

                                     1995           1994          1993
   Statutory provision           $1,701,891     $1,784,124    $1,687,786
   Tax exempt interest             (436,560)      (385,477)     (330,553)
   State income tax, net of
     federal benefit                295,020        335,280       255,488
   Non deductible interest           49,310         32,656        25,423
   Other                             17,339         48,656        19,656

        Total                    $1,627,000     $1,815,239    $1,657,800

                   NOTES TO CONSOLIDATE FINANCIAL STATEMENTS

   Net deferred tax assets (liabilities) (classified as other assets or liabilities) consist of the following at December 31, 1995 and 1994:
                                               1995          1994
   Deferred tax liabilities:
     Depreciation                          $  526,480    $  425,045
     Deferred loan fees                       301,164       253,239
     Unrealized gain on available
       for sale securities                    229,700         -
                                            1,057,344       678,284

   Deferred tax assets:
     Provision for loan losses                548,153       460,975
     Unrealized loss on available
       for sale securities                      -           545,180
     Employee benefits                        296,308       234,129
                                              844,461     1,240,284
     Less valuation allowance                   -             -
                                              844,461     1,240,284
   Net deferred tax asset (Liability)      $ (212,883)   $  562,000

   Note 9. Employee Benefit Plans and Postretirement Benefits

   Employee Benefit Plans:

   The Bank has a defined contribution pension plan for those employees who meet the eligibility requirements set forth in the plan. Substantially all of the Bank's full time employees are covered by the plan. Contributions to the plan are based on a formula computation relating to length of service and salary level. The Bank's defined contribution pension plan expense was $139,200, $137,900 and $128,207 for 1995, 1994 and 1993, respectively.

   The Bank also has a profit sharing plan, with a salary deferral feature, for those employees who meet the eligibility requirements set forth in the plan. Contributions to the plan are at the discretion of the Board of Directors. Substantially all of the Bank's full time employees are covered by the plan. The Bank's profit sharing plan expense was $232,400 and $181,100 for 1995 and 1994, respectively.

   The Bank maintains a deferred compensation plan for an officer. The estimated present value of the benefit obligation is $64,000 and is included in other liabilities at December 31, 1995.

   The Bank also has a deferred trustees fee plan which provides that following ten years continuous service on the Board of Directors and after attaining the age of sixty-two, certain directors leaving the Board are entitled to receive a designated amount for a period of five years. The estimated present value of the benefit obligation, included in other liabilities, approximates $176,800 at December 31, 1995.

   The Bank maintains an early retirement plan for former employees of a previously acquired bank. The plan provides for monthly payments to be made to the three participants for their lifetime. The estimated present value of the benefit obligation, included in other liabilities,

   approximates $33,200 at December 31, 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Employee Benefit Plans, Continued

   Finally, the Bank has entered into severance compensation agreements with a number of Bank officers which do not become effective unless there has been a change in control of the Bank as defined and the Bank terminates the officers' employment. Under those conditions the Bank will pay, as severance, a lump sum payment equal to three times the average of the annual compensation paid to the executive officers during the previous five years employment.

   Postretirement Benefits:

   The Bank provides health care benefits to retired employees who meet specified age and service requirements through a postretirement health care plan in which both the bank and retiree share the cost. The plan provides for substantially the same medical insurance coverage as for active employees until their death and is integrated with medicare for those retirees aged 65 or older.

   Effective January 1, 1993, the Bank adopted the provisions of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), changing to the accrual method of accounting for those benefits instead of the pay-as-you-go basis used prior to the effective date. The Bank elected to amortize the accumulated postretirement benefit obligation existing at the effective date, considered to be prior service costs, over 20 years beginning in 1993.

   Postretirement benefit expense under SFAS 106 was $127,706 for 1995 and $132,888 for 1994.

   The components of the postretirement benefit cost are as follows:

                                                   1995      1994
   Service cost for benefits earned during
    the year                                    $ 29,586  $ 29,850
   Interest cost on accumulated postretirement
    benefit obligation                            64,117    65,385
   Amortization of transition obligation          26,514    26,514
   Amortization of net loss                        7,489    11,139

      Net annual postretirement benefit cost    $127,706  $132,888

   The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 8.0%, and a health care cost trend rate of 6.0%.

   Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant, would increase the accumulated postretirement benefit obligation as of December 31, 1995 by approximately $146,530 and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1995 by approximately $26,374.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The following table sets forth the plan's funded status reconciled with the amount shown on the Bank's balance sheet at December 31, 1995:

   Accumulated postretirement benefit obligation:
   Retirees                                               $469,210
   Fully eligible active plan participants                  47,093
   Other active plan participants                          357,548

   Accumulative postretirement benefit obligation
     in excess of plan assets                              873,851
   Unrecognized transition obligation                     (450,753)
   Unrecognized net loss due to changes in assumptions    (187,126)

          Accrued postretirement benefit cost             $235,972

   Note 10.Regulatory Capital Requirements

   Federal regulatory agencies have adopted various capital standards for financial institutions, including risk based capital standards. The primary objectives of the risk based capital framework are to provide a more consistent system for comparing capital positions of financial institutions and to take into account the different risks among financial institutions' assets and off balance sheet items.

   Risk based capital standards have been supplemented with requirements for a minimum Tier 1 capital to asset ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.

   A comparison of the Bank's capital as of December 31, 1995 with the minimum requirements is presented below:

                                                           Minimum
                                            Actual       Requirements
   Tier 1 Risk based Capital                19.19%          4.00%
   Total Risk based Capital                 20.33%          8.00%
   Leverage Ratio                           11.96%          3.00%

   The Bank is restricted as to the amount of dividends which can be paid. Dividends declared by national banks that exceed the net income (as defined) for the current year plus retained net income for the preceding two years must be approved by the Comptroller of the Currency. Under the formula, dividends of approximately $3,993,000 may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in capital levels being reduced below the minimum requirements shown above.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 11.Commitments and Contingencies

   Financial instruments with off balance sheet risk:

   The Bank is party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

   The Bank's exposure to credit loss in the event of non performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on balance sheet instruments.

   A summary of the Bank's commitments at December 31, 1995 is as follows:
   Revolving open-end lines secured by
    1-4 family residential properties                $ 3,359,645
   Credit card lines                                   4,096,394
   Commercial real estate, construction
    and land development                               1,381,703
   Commercial and similar letters of credit, net         272,860
   Other unused commitments                           10,200,922

                                                     $19,311,524

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, equipment, and income producing commercial properties.

   Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances where the Bank deems necessary.

   Concentrations of credit risk:

   The Company and the Bank are located in the Southern Tier of the Finger Lakes region of New York State. The Bank grants commercial, consumer and residential loans primarily to customers in Allegheny, Livingston, Ontario, Schuyler, Steuben and Yates counties. The Bank's loan portfolio consists primarily of commercial, installment and real estate secured loans. A substantial portion of its debtor's ability to honor their contracts is dependent upon the economic conditions of the region.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Concentrations of credit risk, continued:

   All of the Bank's loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Bank's market area. Investments in securities issued by state and political subdivisions also involve governmental entities within the Bank's market area. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

   Line of Credit:

   The Bank has credit available from the Federal Home Loan Bank in the amount of $6,850,000 at the overnight federal funds rate.

   Note 12.Disclosures About Fair Value of Financial Instruments

   Fair value of financial instruments:

   Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market values are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Bank.

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   Cash and short term investments:

   For those short term instruments, the carrying amount is a reasonable estimate of fair value.

   Securities:

   For a securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Loans, Net:

   For certain homogeneous categories of loans, such as residential mortgages, credit card receivables, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

   Deposits:

   The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

   Commitments to extend credit and standby letters of credit:

   The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

   The estimated fair values of the Bank's financial instruments in thousands, are as follows:

                                       1995                     1994
                                 Carrying    Fair         Carrying     Fair
                                  Amount     Value         Amount      Value
   Financial assets:
    Cash and short term
     investments                $ 13,753   $ 13,753      $ 14,029    $ 14,029
    Federal funds sold              -          -            2,500       2,500
    Securities                    64,130     64,130        43,877      43,072
    Loans                        150,003    150,327       141,779     139,053
    Allowance for loan losses     (1,650)     -            (1,725)      -

                                $226,236   $228,210      $200,460    $198,654

   Financial liabilities:
    Deposits                    $197,761   $198,073      $180,866    $180,677
    Federal funds purchased        2,150      2,150         -           -
    Borrowed funds                 3,000      3,000         -

                                $202,911   $203,223      $180,866    $180,677

   Unrecognized financial
    instruments:
     Commitments to extend
      credit                    $ 19,311   $ 19,311      $ 14,094    $ 14,094

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 13.Acquisitions

   In April 1994, the Bank completed the purchase of Atlanta National Bank, located in the Hamlet of Atlanta, Steuben County, New York. The transaction added approximately $14 million deposits. The transaction has been accounted for under the "purchase method" of accounting, whereby the purchase price has been allocated to the underlying assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. Capitalized acquisition costs are categorized as "goodwill" and are classified in "other assets" in the accompanying consolidated balance sheet. Such amount is being amortized over a period of fifteen years.

   Note 14.Parent Company Only Financial Information

   Parent company (Bath National Corporation) only condensed financial information is as follows:

                            CONDENSED BALANCE SHEETS
                           December 31, 1995 and 1994
                   ASSETS                       1995         1994
   Cash                                     $       282   $     5,576
   Dividends receivable                         681,000     1,230,000
   Investment in subsidiary                  28,586,061    25,210,697

        Total assets                        $29,267,343   $26,446,273

      LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES
    Dividend payable                        $   680,238   $ 1,227,331
    Other liabilities                            33,343        37,083
                                                713,581     1,264,414

   STOCKHOLDERS' EQUITY
    Common stock                              3,415,585     3,366,950
    Paid in capital                           4,923,490     4,416,515
    Retained earnings                        19,966,387    18,216,168
    Unrealized gains (losses) on available
     for sale securities, net of related
     tax included in investment in
     subsidiary                                 248,300      (817,774)
                                             28,553,762    25,181,859

        Total liabilities and
         stockholders' equity               $29,267,343   $26,446,273

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1995, 1994 and 1993
                                          1995        1994        1993
   Revenue                           $    -      $    -      $     -

   Expenses
    Other operating expenses              4,728      11,703      13,181

   Loss before equity in earnings
    of subsidiary                        (4,728)    (11,703)    (13,181)

   Equity in earnings of subsidiary   3,383,290   3,432,184   3,319,457

   Net income                        $3,378,562  $3,420,481  $3,306,276

                       CONDENSED STATEMENTS OF CASH FLOW
                  Years Ended December 31, 1995, 1994 and 1993
   CASH FLOWS FROM OPERATING             1995         1994       1993
   ACTIVITIES
   Net income                       $ 3,378,562  $ 3,420,481 $ 3,306,276
   Adjustments to reconcile net
    income to net cash used in
    operating activities:
      Net earnings of subsidiary     (3,383,290)  (3,432,184) (3,319,457)
      Change in other liabilities        (3,740)      (1,548)         (3)
         Net cash used in operating
           activities                    (8,468)     (13,251)    (13,184)

   CASH FLOWS FROM INVESTING
   ACTIVITIES
    Cash dividend received            1,623,000      636,000     564,000

   CASH FLOWS FROM FINANCING
   ACTIVITIES
    Proceeds from shares sold              -          12,300        -
    Cash dividends paid              (1,619,826)    (632,195)   (550,924)
         Net cash used in financing
           activities                (1,619,826)    (619,895)   (550,924)

   Net increase (decrease) in cash       (5,294)       2,854        (108)

   Cash, January 1                        5,576        2,722       2,830

   Cash, December 31                $       282  $     5,576 $     2,722


   ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                                  None

                                      Part III
   ITEM 10.  Directors and Executive Officers of the Registrant

   Information under this Item 10 has been included in the Registrant's Proxy Statement for its 1996 Annual Meeting filed with the Securities and Exchange Commission in March 1996 and which has been incorporated herein by reference.



   ITEM 11.  Executive Compensation

   Information under this Item 11 has been included in the Registrant's Proxy Statement for its 1996 Annual Meeting filed with the Securities and Exchange Commission in March 1996 and which has been incorporated herein by reference.

   ITEM 12.  Security Ownership of certain Beneficial Owners and
             Management
   Information under this ITEM 12 has been included in Registrant's Proxy Statement for its 1996 Annual Meeting filed with the Securities and Exchange Commission in March 1996 and which has been incorporated herein by reference.

   ITEM 13.  Certain Relationships and Related Transactions

   Information under this Item 13 has been included in the Registrant's Proxy Statement for its 1996 Annual Meeting filed with the Securities and Exchange Commission in March 1996 and which has been incorporated herein by reference.

                                     PART IV

   ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
        Form 8-K

   See Item 8.

   ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, Continued

   Financial Statements Schedules are omitted in this particular section since the required information is inapplicable or the required information is presented in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented as Item 8 in Part II.

             3.  Exhibits

   The following exhibits are filed with this report.

            S-K
        Exhibit No.     Description of Exhibit

           3.1          Certificate of Incorporation*

           3.2          By-Laws of Registrant*

           4.1          Specimen Common Stock Certificate*

          10.1          Deferred Compensation Agreement*

          10.2          Severance Agreement of Robert H. Cole*

          10.3          Early Retirement Plan - Officers*

          10.4          Trustee Fee Plan*

          22            Subsidiaries of the Registrant*

                        Registrant has only one subsidiary as follows:
                                    Bath National Bank
                                    Bath, New York

   *Filed with Registrant's Form 10-K for the year ended December 31,
   1991.

   Reports on Form 8-K

            No reports on form 8-K were required to be filed for the fourth quarter of 1994.

   Supplemental Information to be Furnished with Reports Filed Pursuant to
   Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act.


            An annual report and proxy material have been sent to security holders and furnished to the Securities and
   Exchange Commission.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized as of the
   day of        , 1996.

                                             BATH NATIONAL CORPORATION




                                             By:
                                               Robert H. Cole, President
                                               Chief Executive Officer

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of
   the registrant and in the capacities indicated all as of the      day of
        1996.

   Principal Executive Officer:


   _____________________________
   Robert H. Cole, President
   Chief Executive Officer and
   Director


   Principal Financial and Accounting Officer



   __________________________________________
   Edward C. Galpin, Vice President,
   Chief Financial Officer, and Director



   Directors:


   _______________________________
   Laverne H. Billings, Director




   _______________________________
   Theodore P. Capron, Director

   ______________________________
   Herbert Fort, Director




   _______________________________
   Lisle E. Hopkins, Director




   ______________________________
   Lawrence Howell, Director





   ______________________________
   Constance Manikas, Director




   _____________________________
   Douglas McCabe, Director




   ______________________________
   Joseph F. Meade, Jr., Director




   _______________________________
   Freeman H. Smith, III, Director





   _______________________________
   Patrick Sullivan, Director




   _______________________________
   Alan J. Wilcox, Director