Form 10-K/A
period 1995-12-31
BATH NATIONAL CORP
filed 1996-03-29
CIK 709335

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                               FORM 10-K/A Amendment #1

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

           Documents incorporated by reference

           1)  Proxy statement for 1996 Annual Meeting - Part III

       PART I

       ITEM 1.  Business

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

       The area has a well developed system of financial institutions, including banks, savings and loan associations, and credit unions.
       The Bank encounters aggressive competition for both deposit and loan customers. The Bank is required to compete with financial institutions which are subsidiaries of larger bank holding companies. The financial institutions located in the Bank's market area offer all of the services which the Bank offers. Neither the Company nor the Bank has any foreign operations.

       Consolidated Average Balances

       The following is a presentation of average assets, liabilities and equity of the Company for the years ended December 31, 1995 and 1994, with respect to each major category of assets, liabilities and equity.
                                                    AVERAGE ASSETS
                                                (dollars in thousands)

                                           Year Ended         Year Ended
                                        December 31, 1995  December 31, 1994
       Interest Earning
         Deposits with Banks                $  3,800           $  4,300
       Taxable Investment Securities          36,000             29,100
       Non-Taxable Investment Securities      22,600             20,000
       Federal Funds Sold                      3,500              2,000
       Net Loans                             142,900            137,700

            Total Earning Assets             208,800            193,100

       Other Assets                           16,400             16,500

            Total Assets                    $225,200           $209,600


                                            AVERAGE LIABILITIES AND EQUITY
                                               (dollars in thousands)

        Non-Interest Bearing
            Deposits                        $ 26,300           $ 25,600
        Interest Bearing Deposits:
            Savings                           48,100             50,600
            NOW Accounts                      32,400             36,300
            Money Market Accounts             13,000             17,400
            Time Deposits                     72,000             51,500
        Federal Home Loan Bank Borrowings      1,400                  0
        Securities Sold Under Agreement to
          Repurchase                           3,100                  0
        Other Liabilities                      1,400              1,200
        Federal Funds Purchased                  500              1,300

            Total Liabilities                198,200            183,900

        Common Stock                           3,400              3,200
        Additional Paid in Capital             4,400              3,500
        Retained Earnings                     19,200             19,000

            Total Equity                      27,000             25,700

            Total Liabilities
              and Equity                    $225,200           $209,600

        The following is a presentation of an analysis of the net interest earnings of the Company for years ended December 31, 1995 and 1994, respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:
                                          Year Ended December 31, 1995
                                             (dollars in thousands)
                                                     Interest
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

        <F2>Net Loans includes non-accrual loans of $435,000.

        <F3> Includes Loan Fees Totaling $65,000 and discount revenue of
            345,000.




        Analysis of Net Interest Earnings, Continued
                                          Year Ended December 31, 1994
                                             (dollars in thousands)
                                                     Interest
                                       Average       Earned        Average
                 Assets                 Amount       or Paid    Yield or Rate

        Interest-Earning
         Deposits with Banks             4,300           259        6.02%
        Taxable Investment Securities   29,100         1,906        6.55%
        Non-Taxable Investment
         Securities <F1>                20,000         1,723        8.61%
        Federal Funds Sold               2,000            78        3.90%
        Net Loans <F2><F3>             137,700        11,943        8.67%

             Total Earning Assets     $193,100       $15,909        8.24%


                 Liabilities

        Savings Deposits                50,600         1,513        2.99%
        Now Deposits                    36,300           664        1.82%
        Money Market Deposits           17,400           454        2.61%
        Time Deposits                   51,500         1,876        3.64%
        Federal Funds Purchased          1,300            60        4.61%

        Total Interest-Bearing
             Liabilities              $157,100        $4,567        2.91%


        Interest Income/Earning Assets                               8.24%

        Interest Expense/Earning Assets                             2.36%

        Net Yield                                                   5.88%

        <F1>Non-Taxable interest is stated on a tax-equivalent basis, using a marginal tax rate of 34%.

        <F2> Net Loans includes non-accrual loans of $454,000.

        <F3> Includes Loan Fees Totaling $49,000.


        Rate/Volume Analysis of Net Interest Income

        The effect on interest income, interest expense, and net interest income in the periods indicated, of changes in average balances (volume) and changes in rate from the corresponding prior period is shown in the tabulation on the following page. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balances.
        Changes resulting from rate variance from the prior period have been determined by applying the average volume in their earlier period to the change in average rate from the earlier to the later period. Changes in interest due to both rate and volume have been allocated to changes due to volume and changes due to rate based on the percentage relationship of such variances to each other. The final column entitled "Total Change" indicates the total change in the gross interest income or expense over the prior year as indicated in the later year's statement of income.

        The Rate/Volume Analysis for the years ended December 31, 1995 and
        1994, appear in their entirety on the following page.

                  December 31, 1995 compared with December 31, 1994
                                  (dollars in thousands)
                               Changes in net interest income as a result of:
                                                                  Total
                                            Volume     Rate      Change
        Interest earned on:
          Interest-earning
           deposits with banks             $  (30)    $   (5)   $   (35)
          Taxable Investment
           Securities                         452         33        485
          Non-Taxable
              Investment Securities           224       (199)        25
          Federal Funds Sold                   58         78        136
          Net Loans                           451      1,258      1,709

        Total Interest Income               1,155      1,165      2,320

        Interest paid on:
          Interest-bearing
              deposits                        375      1,609      1,984

        Change in net interest
           income                          $  780     $ (444)    $  336



                    December 31, 1994 compared with December 1993
                                    (dollars in thousands)
                               Changes in net interest income as a result of:

                                                                Total
                                            Volume     Rate    Change
        Interest earned on:
          Interest-earning
           deposits with banks            $  (33)   $  (28)   $  (61)
          Taxable Investment
           Securities                       (741)     (129)     (870)
          Non-Taxable
              Investment Securities          453      (291)      162
          Federal Funds Sold                 (41)       19       (22)
          Net Loans                        1,338       123     1,461

        Total Interest Income                976      (306)      670

        Interest paid on
          Interest-bearing
              deposits                        38      (144)     (106)

        Change in net interest
           income                         $  938    $ (162)   $  776


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
         Investment         Book     Market   Avg.   Book     Market   Avg.
          Category          Value    Value    Yield  Value    Value    Yield
                            (rounded in thousands)   (rounded in thousands)


        Obligations of U.S.
           Treasury and other U.S.
           Agencies and Corporations:

          0 - 1 year        $18,352  $18,233  6.83%  $ 4,640  $ 4,406  6.79%
          1 - 5 years        10,012   10,085  6.26%    8,726    8,158  6.01%
          5 - 10 years        4,775    4,661  6.09%    5,004    4,383  6.16%
          Over 10 years                                   21       19  7.19%


        Obligations of States and
           Political subdivisions


          0 - 1 year        $ 2,313    2,351  6.49%  $ 2,349  $ 2,373  6.56%
          1 - 5 years         5,803    5,897  4.92%    5,661    5,677  5.74%
          5 - 10 years       15,558   15,768  4.73%   11,624   10,669  4.70%
          Over 10 years         845      869  5.46%    1,287    1,184  5.34%


        Other Securities


          0 - 1 year            895      907  5.14%      135      135  7.41%
          1 - 5 years         2,133    2,186  8.31%    3,150    3,127  7.90%
          5 - 10 years        1,342    1,562  9.02%    1,343    1,399  9.01%
          Over 10 years       2,430    2,418  7.94%    2,304    2,546  8.90%

        Total Securities    $64,458  $64,937         $46,244  $44,076

        Yields are computed on a tax equivalent basis using a marginal tax rate of 34%.

        A total of $45,320 of investments was pledged to secure public deposits.

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

        Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

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

        Non-Performing Loans and Leases:

        The following table presents, for the period indicated, the aggregate amount of non-accrual, past due and restructured loans:
[CAPTION]
        [S]                                  [C]                  [C]

                                             Year Ended            Year Ended
             Type of Loan                     12/31/95              12/31/94

        Loans accounted for on non-accrual
        basis                                $435,000              $454,000

        Number of loans                             9                    17

        Accruing Loans Past due 90 Days
        or more as to principal or
        interest payments                     209,000               324,000

        Number of loans                            17                    17

        Loans not included above which
        are troubled debt restructuring <F1>     ----               290,000

        Number of loans                             0                     2
[FN]
        <F1>These are loans whose terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

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

        The Bank has no foreign loans.

        There are no concentrations of credit.

        Summary of Loan Loss Experience:

        An analysis of the loan loss experience is furnished in the following table for the periods indicated, as well as the allocation of the allowance for loan losses. Loans are presented net of unearned income.
                                                   Year Ended December 31,
                                                   (dollars in thousands)

                                                    1995              1994
        Allowance balance at beginning
          of the year                             $ 1,725          $  1,600


        Loans Charged Off:
          Real Estate                                                     9
          Commercial, Financial & Agricultural        212                59
          Installment Loans to Individuals            146               180
          Credit Cards                                 31                28
                 Total                                389               276


        Recoveries of Loans Previously Charged Off
          Real Estate                                  17
          Commercial, Financial & Agricultural         96                40
          Installment Loans to Individuals             65               271
          Credit Cards                                  4                13
                 Total                                182               324

        Additions charged to
              Operations                              132                77

        Allowance Balance at end of the year        1,650          $  1,725

        Average loans                            $142,900          $137,700

        Ratio of net charge-offs during the
              period to Average loans during
              the period                           .15%               -.03%


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


        At December 31, 1994, the allowance balance was allocated as follows:

                                                            % of loans
                                           Amount           in each type
                Loan Type              (in thousands)       to total loans
        Commercial, Financial
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
         (including certificates of deposit)

        The following presents time certificates of deposit (amounts in thousands) of $100,000 or more and amounts of their maturities:
                                                      Maturity

                                          3 Months                      Over
                                             or       3-6      6-12      12
                                            Less    Months    Months   Months
        Time Certificates of Deposit      $9,713    $3,674    $2,552   $611

        Return on Equity and Assets

        Returns on average consolidated assets and average consolidated equity for the periods indicated and certain other data are as follows:
                                                            Year Ended
                                                           December 31,

                                                     1995          1994
        Return on Average Assets <F1>                 1.50%         1.64%
        Return on Average Equity <F2>                12.51%        13.38%
        Dividend Payout Ratio <F3>                      48%           94%
        Equity to Assets Ratio <F4>
                     (Average)                       11.99%        12.26%

        <F1> Net income divided by average assets
        <F2> Net income divided by average equity
        <F3> Dividends declared per share divided by net income per share
        <F4> Average equity divided by average assets

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

        Closely related to the concept of liquidity is the management of the Company's asset/liability mix and interest rate sensitivity. The Board of Directors of the Company has the overall responsibility for the implementation, communication, coordination and control of the asset/liability and interest rate sensitivity policies for the Company and the Bank. These policies are implemented by an Asset/Liability Management Committee which is charged with the responsibility of assuring balance sheet flexibility primarily with respect to liquidity and interest rate sensitivity. Current, prospective and unanticipated liquidity requirements are provided for by attempting to preserve the high quality of marketable assets, by managing the maturity structure of those assets and by maintaining discretionary access to short-term funding sources. The Management of interest rate sensitive asset and liability differentials, referred to as "gaps", has become increasingly important as a result of the more volatile interest rate environment. The continuing deregulation of the banking industry has greatly increased the interest rate sensitivity of the Company's deposit base and has made the monitoring of the "gap" between interest rate sensitive assets and liabilities critical to continued profitability. It is management's policy to seek to achieve a relatively balanced interest rate sensitivity position, with a goal of achieving stability in earnings performance, regardless of interest rate volatility.

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

        The Bank also operates branch offices in Dundee, Hammondsport, Hornell, Atlanta, Naples and Wayland, New York. These branches are equipped with both ATM's and teller stations. All of the offices with the exception of our Atlanta Office, have drive-up teller facilities.

        The Company's offices are located in the Bank's main office.

        The construction of our Naples Office was completed during 1995 and was opened for business on January 2, 1996.

        Employees

        The Bank presently employs approximately 134 persons on a full-time equivalent basis, including four senior officers. It is anticipated that the Bank will hire additional persons as needed on a full-time basis, including additional tellers and customer service representatives.

        The Bank offers certain fringe benefits to its full time employees including life insurance, health benefits and participation in a profit sharing plan/401k plan.







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

        A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the lease or the sale of any property or the furnishing of services. The subsidiary bank of a bank holding company is also subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, thereof, and on the taking of such stocks or securities as collateral for loans, The Federal

        Reserve Board possesses cease and desist powers over bank holding companies if their actions represent unsafe or unsound practices or violations of law.

        A bank holding company is generally prohibited from acquiring more than five percent of any class of voting securities of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a



        Supervision and Regulations, Continued

        proper incident thereto and thus permissible for bank holding companies provided that the Federal Reserve Board has notice of or has consented to the acquisition.

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

        The Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the Comptroller, respectively, which generally parallel each other. In 1989, the Federal Reserve Board issued new risk-based capital guidelines for bank holding companies which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. These capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. These new requirements were phased in over a three year period. The new guidelines provided that by the end of 1990, banking organizations must have had capital (as defined in the new rules) equivalent to 7.25% of weighted risk assets. By the end of 1992, when the guidelines became fully effective, banking organizations were required to have capital equivalent to 8% of risk assets. The risk weights assigned to assets are based primarily on credit risk. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States Government are assigned to the lowest risk category, whereas a risk weight of 50% is assigned to loans secured by owner-occupied, one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weight values, which are added together to determine total risk-weighted assets.

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


                               Required    Company     Required     Company
                               Minimum      Ratio      Minimum       Ratio
        For year ended
           December 31, 1995    3.00%      11.96%       8.00%       20.33%
        For year ended
           December 31, 1994    3.00%      12.26%       8.00%       20.26%
        For year ended
           December 31, 1993    3.00%      11.78%       8.00%       18.54%

        The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation.

        The Bank is subject to supervision by the Comptroller and the Federal Deposit Insurance Corporation. Various federal and state laws and regulations apply to many aspects of the operations of the Bank, including capital adequacy, reserves on deposits, loans, investments, mergers and acquisitions, and the establishment of branch offices and facilities. Restrictions on rates of interest payable by banks on deposits have been essentially eliminated. The capital adequacy guidelines of the Comptroller are substantially the same as those of the Federal Reserve Board.

        All of the revenue of the Company available for the payment of dividends on the Common Stock results from amounts paid to the Company by the Bank. The Bank is required by Federal law to obtain governmental approval for the payment of dividends to the Company if the total of all dividends declared by the Bank in any year will exceed the total of the Bank's net profits (as defined and interpreted by regulation) for that year and the retained net profits (as defined) for the proceeding two years less any required transfers to surplus. As of January 1, 1996 the Bank could have declared aggregate dividends of approximately $3.9 million without the approval of regulatory authorities.






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

        The United States Congress has periodically considered and adopted legislation which has resulted in, and could result in, further deregulation of both banks and financial institutions. Such legislation could modify or eliminate geographic restrictions on banks and bank holding companies and could modify or eliminate current prohibitions against the Company's engaging in one or more

        Supervision and Regulation, Continued

        non-banking activities. Such legislative changes could place the Company in more direct competition with other financial institutions, including mutual funds, securities brokerage firms, insurance companies and investment banking firms. No assurance can be given as to whether any additional legislation will be adopted and as to the effect of such legislation on the business of the Company.

        Significant Accounting Policies

        In January 1993, the Bank adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. The adoption of FAS 109, which did not have a material effect on the Bank's financial statements, changed the Bank's method of accounting for income taxes from the deferred method to an asset and liability approach.

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

        The accumulated postretirement benefit obligation was determined using a discount rate of 8.0 percent, and a health care cost trend rate of approximately 6.0 percent.

        Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant, would increase the accumulated postretirement benefit obligation as of December 31, 1995 by approximately $146,530 and increase the aggregate of the service and interest cost components of the net periodic post retirement benefit cost for 1995 by approximately $26,000.

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

        As a matter of policy, the Bank generally places impaired loans on nonaccrual status and recognizes interest income on such loans only on a cash basis upon receipt of interest payments from the borrower. Accrual of interest is discontinued on a loan when management believes, after considering economics, business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful, or after three months of nonpayment, whichever is earlier. Uncollectible interest previously accrued is charged off. Income is subsequently recognized only to the extent cash payments are received until, in management's judgement, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.








        Significant Accounting Policies Continued

        In January 1994, the Bank approved the Financial Accounting Standards Board has also issued Statement No. 115, Accounting for Investments in Debt and Equity Securities. The statement established accounting and reporting standards for investments in debt securities and investments in equity securities that have readily determinable fair values. The Statement requires that those investments are to be classified in three categories as follow:

        "Held to Maturity" when the investor has the positive intent and ability to hold debt securities to maturity.

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




                               1995      1994      1993       1992       1991
        Condensed Statements
        of Income (in
        thousands, except per
        share data)
        Interest Income <F1> $ 17,881  $ 15,911  $ 15,155  $ 15,398  $ 16,726

        Interest Expense
          Deposits              6,280     4,506     4,669     5,943     8,454
        Interest Expense
          Borrowings              271        61         4         3         3

          Net Interest Income  11,330    11,344    10,482     9,452     8,269

        Loan Loss Provision       132        77        35       413       586

          Net Interest Income
           After Loan Loss
           Provision           11,198    11,267    10,447     9,039     7,683

        Other Operating
          Income                1,448     1,296     1,270       972       777

        Other Operating
          Expenses              6,973     6,738     6,248     6,101     5,813
        Income Before
          Income Tax            5,673     5,825     5,469     3,910     2,647

        Tax Equivalent
          Adjustment              668       590       505       422       547

        Income Taxes (benefit)  1,627     1,815     1,658     1,119       515

        Net Income            $ 3,378   $ 3,420   $ 3,306   $ 2,369   $ 1,585


        Per Share Data <F2>

        Book Value              41.80     37.39     37.78     34.46     32.24
        Cash Dividends           2.40      5.00      2.00      1.65      1.50
        Net Income               4.99      5.32      5.28      3.88      2.65
        Weighted Average
          Common Shares       677,246   642,881   625,831   610,453   596,444

        Balance Sheet Data
        (in thousands, except
        share amount) at
        December 31

        Assets                235,165   209,158   199,202   191,201   182,129
        Investment Securities  64,937    43,878    51,840    51,105    54,352
        Loans, Net            148,353   140,054   125,887   118,588   105,460
        Deposits              197,760   180,866   170,235   168,388   161,515
        Shareholders' Equity   28,554    25,181    24,125    21,424    19,567
        Common Shares
          Outstanding         683,117   673,390   638,480   621,528   606,766

        <F1>Presented on a tax equivalent basis utilizing a marginal tax rate of 34%.

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

        Liquidity is an important factor in the financial condition of the Company and affects its ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits.

        The investment portfolio is one of the Company's primary sources of liquidity. The Company's primary sources of liquidity are federal funds sold and purchased. Other resources of liquidity include repayment of loans and sale of loans. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. Interest bearing deposits in other financial institutions maturing within one year total $1.0 million. Also, high quality securities are readily marketable and provide another level of liquidity. Maturities in the loan portfolio also provide a steady flow of funds. At December 31, 1995 loans with an aggregate balance of $13.2 million were due to mature in one year or less. Additional funds flow from payments on instalment and revolving credit loans and from a historically high level of net operating earnings. The Company's liquidity also continues to be enhanced by a relatively stable deposit base. At

        December 31, 1995, the loan to deposit ratio was 76% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 83%.

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

        At December 31, 1995, banking regulations required conformity with a minimum risk based capital standard of 8%. The Bank's risk based capital level was approximately 20%. Neither the Company nor the Bank had any material commitments for capital expenditures as of December 31, 1995. The adequacy of the Bank's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Bank's resources. An adequate capital base is important for continued growth, expansion and added protection against unexpected losses.

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

        An advance from Federal Home Loan Bank of $3 million was outstanding as of December 31, 1995. This advance was matched specifically with investments to better leverage the Bank's capital.

        Net income decreased modestly from $3.42 million in 1994 to $3.38 million for 1995. Net interest income declined slightly due to falling yields earned on prime rate loans and a decline in yields earned on investments. Interest on deposits increased due to growth in time deposits.

        Other expenses increased from $6,738,100 to $6,972,600 during 1995 due primarily to the opening of our Naples Branch and necessary staffing requirements.

        FDIC insurance decreased from $410,000 in 1994 to $210,000 in 1995, due primarily to the decrease in the assessment rate for banks with a 1A classification.

        As discussed in more detail in Supervision and Regulation under Item I above, the capital ratio continues strong at 11.96% for 1995, as compared to 12.22% at December 31, 1994.

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

                                        Interest Rate Sensitivity Analysis
                                             (dollars in thousands)

                                 0-30  31-90  91-180  181-365  1 - 5  Over 5

        As of December 31, 1995:
        Earning Assets:
         Loans                 54,707   2,542   4,544   6,535  40,894  40,781
         Securities             8,298   2,289   6,984   5,961  20,498  20,907
         Total Earning Assets  63,005   4,831  11,528  12,496  61,392  61,688
        Interest Bearing Liab.
         Money Market Demand   13,302
         Interest Bearing
          Deposits             32,372
         Certificates of Deposit
          Under $100,000        5,530   8,612  13,480  21,213  12,789
          $100,000 and over     7,165   2,548   3,674   2,552     611
         Savings Accounts      46,510
        Securities Sold
         Agreement to Repurch.    546             525
        FHLB Borrowings
         Federal Funds Purch.   2,150                   1,000   2,000

        Total Int. Bear. Liab.107,575  11,160  17,679  24,765  15,400  61,688
        Incremental Gap <F1>  (44,570) (6,329) (6,151)(12,269)(45,992) 38,361
        Cumulative Gap  <F2>  (44,570)(50,899)(57,050)(69,319)(23,327)
        Sensitivity Gap <F3>      .58     .43     .65     .50    3.98
        Cumulative Sensit.<F4>    .58     .57     .63     .61     .87






        Interest Sensitivity Analysis Continued

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

        Typically, a banking institution which is "liability sensitive" will be expected to benefit from a decrease in interest rates and be adversely impacted by an increase in interest rates. However, because (as noted above) the repricing of assets and liabilities is frequently subject to management discretion, the correlation between an institution's interest sensitivity position and a change in the interest rate environment is rarely precise. Although the Company currently is "liability sensitive", within one year after December 31, 1995 a decline in interest rates would adversely impact the Company to the extent that the Company determines not to make a corresponding adjustment to the rates paid on NOW and money market deposit accounts.

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

                                                  BATH NATIONAL CORPORATION



                                        _______________________________
        DATE   ______________________     Robert H. Cole
                                          President



                                          _______________________________
        DATE ________________________     Edward C. Galpin
                                          Vice President and Treasurer