Form 10-Q
period 1996-03-30
BATH NATIONAL CORP
filed 1996-05-06
CIK 709335

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ending March 31, 1996

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

                                 607)-776-9661
               Registrant's telephone number, including area code)




        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes  X     No

        The number of shares outstanding of the issuer's Common Stock, $5 par value was 682,961 shares as of March 31, 1996.

                                  TABLE OF CONTENTS

                                                                Page No

        PART I.   FINANCIAL INFORMATION                            1 - 5

        PART II.  OTHER INFORMATION

                  ITEM 1.  Legal Proceedings                           6

                  ITEM 2.  Changes in Securities                       6

                  ITEM 3.  Defaults upon Senior Securities             6

                  ITEM 4.  Submission of Matters to a Vote
                           of Security Holders                         6

                  ITEM 5.  Other Information                           6

                  Item 6.  Exhibits and Reports on Form 8-K            6


        PART III. MANAGEMENT'S DISCUSSION AND ANALYSIS             7 - 9

        PART I.  FINANCIAL INFORMATION

                              BATH NATIONAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                   MARCH 31, 1996 AND DECEMBER 31, 1995 (Unaudited)
                                                    March 31,   December 31,
                                                      1996          1995
        ASSETS
        Cash and due from banks                  $ 11,372,100   $ 10,218,600
        Interest Bearing Deposits
          in other banks                            3,440,700      3,535,300
        Securities Available for Sale              68,452,300     64,936,600
          Federal Funds Sold                        3,350,000              0
        Loans, Gross                              150,196,900    150,504,200
           Less: Allowance for loan loss            1,650,000      1,650,000
        Premises and equipment-Net                  5,126,200      5,110,200
        Interest Receivable                         1,706,600      1,775,100
        Other Assets                                  702,700        735,500

        TOTAL                                    $242,697,500   $235,165,500

        LIABILITIES AND STOCKHOLDERS' EQUITY
        LIABILITIES:
           Deposits:
             Demand                              $ 28,892,800   $ 27,397,000
             Savings                               46,744,100     46,510,300
             NOW accounts                          36,392,100     32,376,100
             Money market deposit accounts         12,133,700     13,300,700
             Time deposits (in denominations
                of $100,000 or more)               18,637,800     16,222,800
             Other time accounts                   63,945,900     61,953,100
           TOTAL DEPOSITS                         206,746,400    197,760,000

           FHLB Borrowings                          3,000,000      3,000,000
           Federal Funds Purchased                          0      2,150,000
           Repurchase Agreements                    2,251,600      1,070,900
           Other liabilities                        1,851,900      2,630,800
           TOTAL LIABILITIES                     $213,849,900   $206,611,700

        STOCKHOLDERS' EQUITY:
          Preferred stock:
             $10 par value, 300,000 shares
             authorized                                    -              -
        Common stock:
           $5 par value, 1,200,000 shares
           authorized; issued and outstanding
           12/95 - 683,117 shares,
           3/96 -  682,961 shares                   3,414,800      3,415,600
        Surplus                                     4,914,300      4,923,500
        Undivided profits                          20,521,100     19,966,400
        Unrealized gain/(loss) - Investments           (2,600)       248,300
           Total Stockholders' Equity              28,847,600     28,553,800
        TOTAL                                    $242,697,500   $235,165,500

        See notes to condensed unaudited consolidated financial statements.

        BATH NATIONAL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                      1996            1995
        INTEREST INCOME:
          Interest and fees on loans              $3,272,900      $3,171,500
          Interest on federal funds sold              34,800          79,600
          Interest on investment securities:
            US Treasury and Gov Agency               261,500         153,600
            State and Municipal obligations          342,500         312,800
            Taxable Municipals                        49,200          52,500
            Mortgage backed securities               312,200         237,800
            Interest Bearing due from                 52,900          51,300
            Other                                     14,200          12,600
            Total Interest Income                  4,340,200       4,071,700

        INTEREST EXPENSE:
          Interest on Deposits                     1,676,500       1,383,700
          Repurchase Agreement                        24,300          15,000
          Interest on short-term borrowings           52,400               0
            Total Interest Expense                 1,753,200       1,398,700

        NET INTEREST INCOME                        2,587,000       2,673,000
        Provision for loan losses (recoveries)        (5,000)         (9,900)
        Net interest income after provision
          for loan losses                          2,592,000       2,682,900

        OTHER OPERATING INCOME:
          Service charges                            161,800         161,200
          Trust department fees                       12,200           3,100
          Investment gains (losses)                      900             300
          Other                                      133,900         102,600
            Total other operating income             308,800         267,200

        OTHER OPERATING EXPENSES:
          Salaries and employee benefits             973,900         963,800
          Occupancy                                  165,100         143,100
          Depreciation                                97,800         102,000
          Other operating expenses                   464,400         483,200
            Total other operating expenses         1,701,200       1,692,100

        INCOME BEFORE INCOME TAXES                 1,199,600       1,258,000
        INCOME TAXES                                 372,000         422,000

        NET INCOME                                $  827,600      $  836,000

        EARNINGS PER COMMON SHARE                      $1.21           $1.24

        DIVIDENDS DECLARED PER COMMON SHARE            $ .40           $ .40


        BATH NATIONAL CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (Unaudited)
                                                             March 31,
                                                         1996        1995
        CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income                                   $   827,600  $  836,000
        Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation                                   97,800     102,000
           Provision for loan losses                      (5,000)     (9,900)
           Provision for deferred taxes                 (231,700)    265,000
           Loan origination costs deferred                 4,500      10,400
           Bond premium amortized and (discount accrued)  47,100      46,300
           (Increase) or Decrease in interest receiv.     68,500    (175,900)
           Increase or (Decrease) in other liabil.      (778,900) (1,533,300)
           (Increase) or Decrease in other assets         32,800     452,900
           Net cash provided by operating activities      62,700      (6,500)

        CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from maturing investment securities   3,142,000     194,000
        Proceeds from sales of investment securities           0           0
        Purchases of investment securities            (6,736,400) (8,520,700)
        (Increase) or decrease in federal funds sold  (3,350,000)    900,000
        Increase or (decrease) in federal funds purch.(2,150,000           0
        Increase or (decrease) in Repurchase Agmts.    1,180,700   3,000,000
        Net decrease in interest bearing deposits
           in other banks                                 94,600    (199,400)
        Principal collected on loans                  11,018,300   8,141,900
        Loans made to customers                      (10,706,000) (8,246,500)
        Capital expenditures                            (113,800)    (50,000)
        Net cash (used) or provided in
           investing activities                       (7,620,600) (4,780,700)

        CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase in demand deposits, NOW
           MMDA, & savings accounts                    4,578,600     236,100
        Proceeds from sales of certificates of dep.    8,096,200  10,454,100
        Payments for maturing certificates
                of deposit                            (3,688,400) (2,201,900)
        Dividends paid                                  (275,000)   (127,000)
        Net cash provided by financing activities      8,711,400   8,361,300

        NET INCREASE IN CASH AND CASH EQUIVALENTS      1,153,500   3,574,100

        CASH AND CASH EQUIVALENTS AT
                    BEGINNING OF YEAR                 10,218,600  10,608,500

        CASH AND CASH EQUIVALENTS AT
                    END OF THREE MONTHS              $11,372,100 $14,182,600


        BATH NATIONAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        MARCH 31, 1996 AND 1995.    (Unaudited)

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

            The results of operations for the three month period ended 3-31-96 are not necessarily inductive of the results to be expected for the full year.

        2.  INVESTMENT SECURITIES
            Investment securities are all classified as available for sale. The carrying value, fair market value and unrealized gains and losses of those securities are as follows:

                                                Unreal.  Unreal.
                           Book      Market      Gains   Losses      Net
        U.S. Treasury
          and other US
          agencies      18,836,200  18,707,500   49,100  177,800  (128,700)

        States and
          Political
          Subdivis.     27,520,400  27,847,800  469,100  141,700   327,400

        Mortgaged
          Backed Sec.   21,216,500  21,013,200  124,500  327,800  (203,300)

        Other secur.       883,800     883,800     -        -         -

        TOTAL           68,456,900  68,452,300  642,700  647,300    (4,600)


        3.  ALLOWANCE FOR LOAN LOSSES
            The provision for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio and, on an annual basis, generally exceeds the amount of net loan losses charged against the allowance.

                Balance - January 1, 1996              $1,650,000
                Charge offs                               (17,000)
                Recoveries                                 22,000
                Provision charged to income                (5,000)
                Balance - March 31, 1996                1,650,000

        4.  INCOME TAXES
            Provision for deferred income taxes are made as a result of timing differences between financial and taxable income. These differences relate principally to depreciation of bank premises and equipment, accretion of discounts on investment securities and provisions for loan losses.

        5.  PER SHARE DATA
            The per share of common stock information is based upon the weighted average number of shares outstanding during each period.

                             PART II.   OTHER INFORMATION

        ITEM 1.  Legal Proceedings

                           None

        ITEM 2.  Changes in Securities

                           None

        ITEM 3.  Defaults Upon Senior Securities

                           None

        ITEM 4.  Submission of Matters to a Vote of Security Holders

                           None

        ITEM 5.  Other Information

                           None

        ITEM 6.  Exhibits and Reports on Form 8-K

                 There were no reports filed on Form 8-K.

        PART III.

        Discussions and Analysis of Financial Condition and Result of
        Operations
                                                  (Interim)   (Unaudited)
        The Bath National Corporation has one subsidiary bank (Bath National
        Bank).  There are no non-banking subsidiaries.

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

        The investment portfolio is one of Bath National's primary sources of liquidity. Other sources of liquidity include federal funds sold and borrowed, as well as loan repayments and sale of loans. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. Interest bearing deposits in other financial institutions maturing within one year total $1.1 million. High quality securities are readily marketable and provide another level of liquidity.
        Maturities in the loan portfolio provide a steady flow of funds. At March 31, 1996 loans with an aggregate balance of $12.5 million and securities of $7.2 million were due to mature in one year or less. Additional funds flow from payments on installment and revolving credit loans and from a historically high level of net operating earnings. Bath National's liquidity also continues to be enhanced by a relatively stable deposit base. On March 31, 1996, the loan to deposit ratio was 73% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 80%.

        In addition to the sources of liquidity above, Bath National Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency. The bank has an agreement with our correspondent bank to borrow overnight federal funds. During 1996, the bank has had an average daily federal funds sold of $2.8 million.

        The bank has recently joined the Federal Home Loan Bank (FHLB) system and based upon the current level of stock ownership, Bath National is authorized to borrow up to $7.7 million. As of March 31, 1996, the bank has borrowed $3.0 million against this line of credit.

        The adequacy of the Bank's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Bank's resources. An adequate capital base is important for continued growth, expansion and added protection against unexpected losses.

        The Federal Reserve Board and Office of the Comptroller of the Currency have guidelines as to the minimum risk based capital requirement of community banks. This minimum is presently 8.0%. Bath National Corporation had primary capital at March 31, 1996 and March 31, 1995 as follows:

         Components of Capital                      3-31-96     3-31-95
              Common Equity                     $28,847,600    $26,178,900
              Allowance for loan losses           1,650,000      1,725,000
                    Subtotal                     30,497,600     27,903,900
              Less:  Goodwill                       335,800        377,000

              TOTAL PRIMARY CAPITAL             $30,161,800    $27,526,900

        The Company's capital to asset ratios for the first quarter of 1996 and 1995 are as follows:
                                    Tier I              Risk Based
                             Required     Actual    Required
                             Minimum       Ratio    Minimum    Actual
        [S]                   [C]         [C]         [C]      [C]
        March 31, 1996        4.00%       12.43%      8.00%    21.34%
        March 31, 1995        4.00%       12.51%      8.00%    19.68%

        Net Interest Income

        Net interest income for the three months ended March 31, 1996 was down slightly from the comparable period ended March 31, 1995. Costs of deposits increased from $1,398,000 to $1,753,000 as depositors moved their funds from savings and NOW accounts to the higher yielding certificate of deposits. Loan income has been affected by a lower prime rate of lending and investment income has also been affected by a lower prime rate environment.

        Provision for Loan Losses

        The Company's management is cognizant of the fact that there are risks of loss involved in any lending function. Identifying the extent of the risk for each loan category, and the probability that losses will be sustained based on delinquency experience, is part of the overall plan for establishing an Allowance for Loan Losses.

        Bath National Bank recorded net loan recoveries totaling $5,000 for the quarter ended March 31, 1996 verses net loan recoveries of $9,900 for the comparable quarter of 1995. The reserve for loan loss totals $1,650,000. The Board of Directors has determined that $1,650,000 is a sufficient reserve for loan losses based on an analysis of past due loans, historical data and specific identification of problem loans.

        Non-Performing Assets

        The Bank's policy is to discontinue the accrual of interest on loans (other than instalment loans and 1-4 family residential mortgages) for which principal or interest is past due 120 days or more and which are not fully collateralized. Such loans are classified as non-accrual by BNB. This classification does not, however, necessarily indicate that the principal of the loan is uncollectible, but does warrant a review of the collectibility. When a loan is placed on a non-accrual basis, any unpaid interest accrued is reversed against current income.

        On March 31, 1996, total non-accruing assets were $435,000. Collateral supporting the loans totals approximately $339,000.

        Non-Performing Loans

             Non-performing loans are summarized as follows:
                Other Real Estate                             $  402,000
                Non-accrual loans                             $  435,000
                Past due 90 days or more and still accruing   $  321,000
                     Total                                    $1,158,000

                                      SIGNATURES




        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                                 BATH NATIONAL CORPORATION


        DATE _____________________   _____________________________________
                                     Robert H. Cole
                                     President




        DATE _____________________   _____________________________________
                                     Edward C. Galpin
                                     Vice President and Treasurer