Form 10-Q
period 1996-06-30
BATH NATIONAL CORP
filed 1996-07-19
CIK 709335

SECURITIES AND EXCHANGE COMMISSION



                               WASHINGTON, D.C.  20549


                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ending June 30, 1996

        Commission file number 2-80325

                              BATH NATIONAL CORPORATION

                (Exact name of registrant as specified in its charter)


              New York                           16-1185097
        (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)


                     44 Liberty Street, Bath, NY          14810
            (Address of principal executive offices)    (zip code)

                                 (607)-776-9661
                 (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes x      No _


        The number of shares outstanding of the issuer's Common Stock, $5 par value was 1,365,801 shares as of June 30, 1996.

                                  TABLE OF CONTENTS


                                                                Page Number
        PART I.    FINANCIAL INFORMATION                          1 - 5


        PART II.   OTHER INFORMATION

                   ITEM 1.  Legal Proceedings                     6

                   ITEM 2.  Changes in Securities                 6

                   ITEM 3.  Defaults upon Senior Securities       6

                   ITEM 4.  Submission of Matters to a Vote
                            of Security Holders                   6

                   ITEM 5.  Other Information                     6

                   ITEM 6.  Exhibits and Reports Form 8-K         6

        PART III.  MANAGEMENTS DISCUSSION AND ANALYSIS            7 - 9


        BATH NATIONAL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF
        CONDITION AS OF JUNE 30, 1996 AND DECEMBER 31, 1995

                                                    June 30,     December 31,
                                                      1996           1995
        ASSETS
        Cash and due from banks                    $  7,203,800 $ 10,218,600
        Interest Bearing Dep. in other banks          3,346,400    3,535,300
        Securities, Available for Sale               72,097,800   64,936,600

        Loans (Gross)                               153,044,500  150,504,200
        LESS: Allowance for loan losses               1,650,000    1,650,000
        Premises and equipment-Net                    5,167,800    5,110,200
        Interest Receivable                           1,746,800    1,775,100
        Other Assets                                  1,126,600      735,500

        TOTAL ASSETS                                242,083,700  235,165,500

        LIABILITIES AND STOCKHOLDERS' EQUITY
        LIABILITIES:
        Deposits:
           Demand                                    23,651,200   27,397,000
           Savings                                   47,080,800   46,510,300
           NOW Accounts                              35,419,800   32,376,100
           Money Market deposit accounts             11,012,500   13,300,700
           Time deposits (in denominations of
              100,000 or more)                       23,525,000   16,222,800
           Other time accounts                       64,765,200   61,953,100
        Total Deposits                              205,454,500  197,760,000

           Federal Funds Purchased                      700,000    2,150,000
           Repurchase Agreements                      2,280,000    1,070,900
           FHLB Borrowings                            3,000,000    3,000,000
           Other Liabilities                          1,705,600    2,630,800

        TOTAL LIABILITIES                           213,140,100  206,611,700

        STOCKHOLDERS' EQUITY:
        Preferred Stock: $10 par value
          300,000 shares authorized
        Common Stock:   $5.00 par value;
            1,500,000 shares authorized;
            issued and outstanding: June
            1996 - 1,365,801, December
            1995 - 1,366,234           <F1>
                                                      6,829,000    6,831,200
        Surplus                                       1,494,700    1,507,900
        Undivided profits                            21,067,300   19,966,400
        Unrealized gain - (loss) investments           (447,400)     248,300
        TOTAL STOCKHOLDER'S EQUITY                   28,943,600   28,553,800

        TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY $242,083,700 $235,165,500

[FN]
        <F1> Shares issued and outstanding as well as common stock and surplus have been restated to reflect a two for one stock split.

        See notes to condensed unaudited consolidated financial statements.

     BATH NATIONAL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995.
                                   Three Months Ended     Six Months Ended
                                       June 30,               June 30,
                                   1996       1995        1996        1995
     INTEREST INCOME:
      Int. and fees on loans   $3,290,700  $3,260,700  $6,563,600  $6,432,200
     Int. on fed. funds sold       16,400      85,700      51,200     165,300
      Int. on Inv. Securities:
      US Treas. & Gov. Agency     301,500     247,400     563,000     401,000
     State and Mun. Oblig.        360,600     304,300     703,100     617,100
      Taxable Municipal            44,000      46,400      93,200      98,900
      Mort. Backed Securities     390,000     299,000     702,200     536,800
      Int. Bearing Due From        47,500      53,300     100,400     104,600
      Other                        14,300      17,500      28,500      30,100
      Total Interest Income    $4,465,000  $4,314,300  $8,805,200  $8,386,000

     INTEREST EXPENSE:
      Interest on Deposits     $1,679,800  $1,575,500  $3,356,300  $2,959,200
      Int. on short term bor.      87,200         400     139,600         400
      Int. on repur. agreem.       26,600      58,000      50,900      73,000
     Total Interest Expense    $1,793,600  $1,633,900  $3,546,800  $3,032,600

     NET INTEREST INCOME:      $2,671,400  $2,680,400  $5,258,400  $5,353,400

      Prov. loan loss (recov.)     69,700     105,100      64,700      95,200

      Net int. income after
         Prov. for loan losses  2,601,700   2,575,300   5,193,700   5,258,200

     OTHER OPERATING INCOME:
      Service charges             192,400     171,700     354,200     332,900
      Trust department fees         4,900       1,200      17,100       4,300
      Invest. gains (losses)        9,900      (1,000)     10,800        (700)
      Other                       141,900     150,300     275,800     252,900
      Total other operat inc.  $  349,100  $  322,200  $  657,900  $  589,400

     OTHER OPERATING EXPENSES:
      Salaries & emp benefit   $  930,300  $  946,800  $1,904,200  $1,910,600
      Net occupancy expense
         of premises              170,800     140,200     335,900     283,300
      Depreciation                 96,400     102,000     194,200     204,000
      Other                       564,400     515,800   1,028,800     999,000
      Total other oper. exp.   $1,761,900  $1,704,800  $3,463,100  $3,396,900

     INCOME BEFORE INCOME TAXES 1,188,900   1,192,700   2,388,500   2,450,700

     INCOME TAXES (benefit)       371,000     382,000     743,000     804,000
     NET INCOME                $  817,900  $  810,700  $1,645,500  $1,646,700

     EARNINGS PER COMMON SHARE <F1>   .60         .60        1.21       1.22

     DIVIDENDS DECLARED PER
         COMMON SHARE                 .20         .20         .40        .37

[FN]
     <F1>All per share data adjusted for a two for one stock split April 24,
         1996.

     See Notes to condensed unaudited consolidated financial statements.

     BATH NATIONAL CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
     SIX MONTHS ENDED JUNE 30,1996 AND 1995 (Unaudited)
                                                               June 30,
                                                          1996         1995
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                        $ 1,645,500 $ 1,646,700
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
         Depreciation                                      194,200     204,000
         Provision for loan losses                          64,700      95,200
         Loan origination costs deferred                   (26,900)     10,700
         Bond premium amortized and (discount accrued)      95,200      97,000
        (Increase) or Decrease in interest receivable       28,300    (159,700)
         Increase or (Decrease) in other liabilities      (925,200) (1,247,800
        (Increase) or Decrease in other assets            (391,100)    305,900
         Increase or (Decrease) in provision for
                deferred tax                              (642,300)    374,800
         Net cash provided by operating activities     $    42,400 $ 1,326,800

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturing securities                   3,341,300   3,982,900
     Proceeds from sales of investment securities          500,000     927,300
     Purchases of investment securities                (10,907,300)(19,261,000)
     (Increase) or decrease in federal funds sold                0     850,000
     Increase or (decrease) in federal funds purchased  (1,450,000)           0
     Increase of (decrease) in repurch. agreements       1,209,100   5,650,000
     Net decrease in interest bearing deposits
                in other banks                             188,900    (600,500)
     Principal collected on loans                       23,500,600  14,022,400
     Loans made to customers                           (26,343,300)(16,277,700)
     Capital expenditures                                 (251,800)   (228,300)
     Gain from sale of investments                          10,800           0
     Net cash used or provided in investing
                activities                             (10,201,700)(10,934,900)

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase or (decrease) in demand deposits
                NOW, MMDA and savings accounts          (2,419,800) (4,282,000)
     Proceeds from sale of
                certificates of deposit                 19,978,600  20,862,100
     Payments for maturing
                certificates of deposit                 (9,864,300) (6,258,600)
     Dividends paid                                       (550,000)   (260,000)
     Net cash provided by financing activities           7,144,500  10,061,500

     NET INCREASE IN CASH AND CASH EQUIVALENTS          (3,014,800)    453,400

     CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     10,218,600 $10,607,800

     CASH AND CASH EQUIVALENTS AT END OF SIX MONTHS    $ 7,203,800 $11,061,200

     BATH NATIONAL CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     JUNE 30, 1996 AND 1995.  (Unaudited)
     -------------------------------------------------------------------------
     1. GENERAL
        The accounting and reporting policies followed by Bath National Corporation, a bank holding company, and its subsidiary, Bath National Bank, in the preparation of the accompanying interim financial statements conform with generally accepted accounting principles and with general practice within the banking industry.

        The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

        The results of operations for the six month period ended 6/30/96 are not necessarily inductive of the results to be expected for the full year.

     2. INVESTMENT SECURITIES
        Investment securities are classified as available for sale.  The carrying value, fair market value and unrealized gains and losses of those securities are as follows:
                                  Fair
                       Book       Market      Unreal.  Unreal.
                       Value      Value       Gain     Loss      Net
     U.S. Treasury &
      Agencies         20,810,100 20,376,400  14,900   (448,600) (433,700)

     States and
      Pol. Subdiv.     28,607,000 28,587,900 323,900   (343,000)  (19,100)

     Mortgage
      Backed Sec.      22,471,900 22,064,700 104,500   (511,700) (407,200)

     Equity Securities  1,069,000  1,069,000      -          -          -

     Total             72,958,000 72,098,000 443,300 (1,303,300) (860,000)

     3. ALLOWANCE FOR LOAN LOSSES
        The provision for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio and, on an annual basis, generally exceeds the amount of net losses charged against the allowance.
                      Balance - January 1, 1996      $1,650,000
                      Charge offs                      (103,000)
                      Recoveries                         38,000
                      Provision charged to income        65,000
                      Balance - June 30, 1996        $1,650,000

     4. INCOME TAXES
        Provision for deferred income taxes are made as a result of timing differences between financial and taxable income. These differences relate principally to depreciation of bank premises and equipment, market value adjustments on investment securities held as available for sale, and provisions for loan losses.



     5. STOCK RECLASSIFICATION
        On April 24, 1996, the Board of Directors authorized a two for one stock split, thereby increasing the number of issued and outstanding shares to 1,365,801. All references in the accompanying financial statements to the number of common shares and per share amounts for 1996 and 1995 have been restated to reflect the stock split.

                            PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings
                                       None

     ITEM 2.  Changes in Securities

                                       None

     ITEM 3.  Defaults Upon Senior Securities

                                       None

     ITEM 4.  Submission of Matters to a Vote of Security Holders

              The annual meeting of the shareholders of Bath National Corporation was held April 24, 1996. The following directors were elected:

     NAME               TERM      VOTES FOR    VOTES AGAINST     ABSTAIN

     Robert H. Cole     3 years   523,033          49             -0-

     Herbert Fort       3 years   508,538      14,454             -0-

     Patrick Sullivan   3 years   522,522         560             -0-

     Alan J. Wilcox     3 years   523,033          49             -0-


     Two for 1 stock
      split                       523,082         -0-             -0-


     Amendment to
      Certificate of
      Incorporation               511,987      11,095             -0-


     Appointment of Urbach,
      Kahn & Werlin as
      Certified Public
      Accountants                 520,148         496             410


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

          Liquidity is an important factor in the financial condition of Bath National Corporation and affects it's ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits.

          The investment portfolio is one of Bath National's primary sources of liquidity. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. Interest bearing deposits in other financial institutions maturing within one year total $1.0 million. Also, high quality securities are readily marketable and provide another level of liquidity. Maturities in the loan portfolio also provide a steady flow of funds. At June 30, 1996 loans with an aggregate balance of $12.6 million and securities of $6.4 million were due to mature in one year or less. Additional funds flow from payments on instalment and revolving credit loans. Bath National's liquidity also continues to be enhanced by a relatively stable deposit base. On June 30, 1996, the loan to deposit ratio was 75% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 84%.

          In addition to the sources of liquidity above, Bath National Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency. The bank also has an agreement with our correspondent bank to borrow overnight funds with a maximum limit of $2 million. During 1996, the bank had an average net daily federal funds purchased of $1.2 million.

          Bath National Bank is a member of the Federal Home Loan Bank (FHLB) System and based upon the current level of stock ownership, the bank may borrow up to $9.7 million. As of June 30, 1996, the bank has borrowed $3.0 million against this line of credit.

          The Federal Reserve Board and Office of the Comptroller of the Currency have guidelines as to the minimum risk based capital requirement of community banks. This minimum is presently 8%.
     Bath National Corporation had primary capital at June 30, 1996 as follows:

               Components of Capital               6-30-96         6-30-95

               Common Equity                     $28,943,600     $26,976,300
               Allowance for loan losses           1,650,000       1,725,000
                         Subtotal                 30,593.600      28,701,300
               Less:   Goodwill                      341,800         360,000

               TOTAL PRIMARY CAPITAL             $30,251,800     $28,341,300

     The company's capital to asset ratios as of June 30, 1995 and 1996 are as follows:

                     TIER I LEVERAGE RATIO        RISK BASED

                     Required                 Required
                     Minimum       Actual     Minimum      Actual
     June 30, 1995      4.00%      12.56%      8.00%       19.65%
     June 30, 1996      4.00%      12.50%      8.00%       19.13%

     Net Interest Income

          Net interest income for the three and six month periods of 1996 decreased slightly from the same periods of 1995. Higher costs of funds decreased the net interest margin, although higher volumes allowed the bank to maintain approximately the same net interest income. The average cost of funds for the second quarter 1995 was 3.63%, while the second quarter 1996 reflects an average cost of funds of 3.82%.

     Provision for Loan Losses

          The company's management recognizes the fact that there are risks of loss involved in any lending function. Identifying the extent of the risk for each loan category, and the probability that losses will be sustained based on delinquency experience, is part of the overall plan for establishing an Allowance for Loan Losses.

          Bath National Bank recognized net loan charge offs totaling $105,100 for the three months ended June 30, 1995 versus a net charge off of $69,700 for the comparable three months of 1996. The reserve for loan loss totals $1,650,000. The Board of Directors has determined that $1,650,000 is a sufficient reserve for loan losses based on an analysis of past due loans, historical data and specific identification of problem loans.

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

          On June 30, 1996, total non-accruing assets were $519,000. Collateral supporting the loans totals $431,000.

     NON PERFORMING LOANS

          Non-performing loans are summarized as follows:

             Other Real Estate                             $  330,000
             Non-accrual loans                             $  519,000
             Past due 90 days or more and still accruing   $  376,000
             Total                                         $1,225,000

     Other Operating Expenses

          Other operating expense increased from $1,704,800 to $1,761,900 for the comparable three months of 1995 and 1996. Costs associated with the acquisition of other real estate amounted to an additional $150,000 in 1996, while maintenance contract costs on equipment increased by $13,000 for the three months ended June 30, 1996. FDIC assessments decreased dramatically from $100,000 in 1995 to $1,000 in 1996 for the corresponding second quarter.

     Other Operating Income

          Other operating income increased from $322,000 for the three months ended June 30, 1995 to $349,000 for the second quarter 1996. No significant increases or decreases in individual other income accounts are noted.

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                              BATH NATIONAL CORPORATION



     DATE: ____________________               _________________________
                                              Robert H. Cole, Sr.
                                              President




     DATE: ____________________               _________________________
                                              Edward C. Galpin Vice President
                                              and Treasurer