Form 10-Q
period 1996-09-30
BATH NATIONAL CORP
filed 1996-10-28
CIK 709335

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ending September 30, 1996

     Commission file number 0-20142

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

            Yes   X       No ______

     The number of shares outstanding of the issuer's Common Stock, $5 par value was 1,365,801 shares as of September 30, 1996.

                                  TABLE OF CONTENTS
                                                            Page Number

     PART I.    FINANCIAL INFORMATION                        1 -  5

     PART II.   OTHER INFORMATION

                ITEM 1.  Legal Proceedings                        6

                ITEM 2.  Changes in Securities                    6

                ITEM 3.  Defaults upon Senior Securities          6

                ITEM 4.  Submission of Matters to a vote          6
                         of Security Holders

                ITEM 5.  Other Information                        6

                ITEM 6.  Exhibits and Reports Form 8-K            6

     PART III.  MANAGEMENTS DISCUSSION AND ANALYSIS          7 - 10

     BATH NATIONAL CORPORATION
     CONDENSED CONSOLIDATION STATEMENTS OF CONDITION
     AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                                  September 30,    December 31,
                                                   1996             1995
     ASSETS
     Cash and due from banks                     $ 10,754,200    $ 10,218,600
     Interest Bearing Deposits in other banks       3,151,300       3,535,300
     Securities
      Held to maturity, approx. market value
      9/96 $19,917,600                             20,000,000               0
      Available for Sale                           70,046,100      64,936,600
      Total Investments                            90,046,100      64,936,600

     Loans (Gross)                                157,039,500     150,504,200
     LESS: Allowance for loan losses                1,650,000       1,650,000
     Premises and equipment-Net                     5,128,500       5,110,200
     Interest Receivable                            2,028,100       1,775,100
     Other Assets                                   1,076,000         735,500
     TOTAL ASSETS                                $267,573,700    $235,165,500

     LIABILITIES AND STOCKHOLDERS' EQUITY
     LIABILITIES:
     Deposits:
        Demand                                   $ 30,580,100    $ 27,397,000
        Savings                                    43,761,800      46,510,300
        NOW Accounts                               32,826,500      32,376,100
        Money Market deposit accounts              10,517,300      13,300,700
        Time deposits (in denominations of
           100,000 or more)                        26,955,500      16,222,800
        Other time accounts                        65,443,800      61,953,100
     Total Deposits                               210,085,000     197,760,000

       Federal Funds Purchased                      1,900,000       2,150,000
       Repurchase Agreements                       21,791,300       1,070,900
       FHLB Borrowings                              2,000,000       3,000,000
       Other liabilities                            2,073,600       2,630,800

       TOTAL LIABILITIES                         $237,849,900    $206,611,700

     STOCK HOLDERS' EQUITY:
     Preferred Stock:  $10 par value;
      300,000 shares authorized,

     Common Stock: $5.00 par value;
        1,500,000 shares authorized.

        issued 12/31/95 1,366,234 shares
        issued 9/30/96 1,365,801 shares <F1>        6,829,100       6,831,200
     Surplus                                        1,494,800       1,507,900
     Undivided profits                             21,708,400      19,966,400
     Unrealized gain - (loss) investments            (308,500)        248,300
     TOTAL STOCKHOLDER'S EQUITY                    29,723,800      28,553,800

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY  $267,573,700    $235,165,500

[FN]
    <F1> All capital account data restated to reflect two for one stock split.

     See notes to condensed unaudited consolidated financial statements.

     BATH NATIONAL CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.
                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                        1996       1995        1996       1995
     INTEREST INCOME:
       Interest and fees on loans   $3,414,200 $3,301,500 $ 9,977,800 $ 9,733,700
       Int. on federal funds sold       13,900     44,200      65,100     209,500
       Int. on investment securities:
       US Treasury & Govern. Agency    638,600    297,900   1,201,600     698,900
       State and Municipal Obligat.    388,500    321,100   1,091,600     938,200
       Taxable Municipal                39,900     48,700     133,100     147,600
       Mortgaged Backed Securities     371,500    276,000   1,073,700     812,800
       Interest Bearing due from        47,800     60,500     148,200     165,100
       Other                            14,700     14,700      43,200      44,800
       Total Interest Income         4,929,100  4,364,600  13,734,300  12,750,600

     INTEREST EXPENSE:
        Interest Deposits            1,756,900  1,643,900   5,113,200   4,603,100
        Int. short term borrowings      55,600     45,000     195,200      45,400
        Interest on repurch agreemts   316,200     70,200     367,100     143,200
     Total Interest Expense          2,128,700  1,759,100   5,675,500   4,791,700

     NET INTEREST INCOME             2,800,400  2,605,500   8,058,800   7,958,900

      Prov. loan losses (recovery)     117,600     34,400     182,300     129,600

      Net interest income after
         provision for loan losses   2,682,800  2,571,100   7,876,500   7,829,300

     OTHER OPERATING INCOME:
        Service charges                204,400    167,200     558,600     500,100
        trust department fees           11,700     17,000      28,800      21,300
        Investment gains (losses)      (32,400)     1,300     (21,600)        600
        Other                          155,700    133,900     431,500     386,800
        Total other operating income   339,400    319,400     997,300     908,800

     OTHER OPERATING EXPENSES:
        Salaries & emp benefits        975,200    978,300   2,879,400   2,888,900
        Net occupancy expense of
          premises                     168,700    147,600     504,600     430,900
        Depreciation                    99,000    102,000     293,200     306,000
        Other                          466,200    407,100   1,495,000   1,406,100
        Total other oper. expenses   1,709,100  1,635,000   5,172,200   5,031,900

     INCOME BEFORE INCOME TAXES      1,313,100  1,255,500   3,701,600   3,706,200

     INCOME TAXES (benefit)            398,600    447,000   1,141,600   1,251,000

     NET INCOME                     $  914,500 $  808,500  $2,560,000  $2,455,200

     EARNINGS PER COMMON SHARE<F1>        .67        .60        1.87        1.81

     DIVIDENDS DECLARED PER COMMON SHARE  .20        .20         .60         .58

     See notes to condensed unaudited consolidated financial statements.
[FN]
    <F1> All per share data adjusted for a two for one stock split 4/24/96.

     BATH NATIONAL CORPORATION
     CONSOLIDATED STATEMENT OF CASH FLOWS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (Unaudited)
                                                              September 30,
                                                           1996          1995
     CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income                                       $  2,560,000  $ 2,455,200
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES:
        Depreciation                                       293,200      306,000
        Provision for loan losses                          182,300      129,600
        Loan origination costs deferred                    (66,800)      12,700
        Bond premium amortized and (discount accrued)      134,000      158,000
        (Gain) or Loss on sale of investments               21,600       (1,000)
        (Increase) or Decrease in interest receivable     (253,000)    (395,900)
        Increase or (Decrease in other liabilities        (557,200)  (1,103,300)
        (Increase) or Decrease in other assets            (340,500)     556,200
        Net cash provided by operating activities        1,973,600    2,117,500

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturing securities                   9,684,500    3,812,900
     Proceeds from sales of investment securities        2,895,000      927,300
     Purchases of investment securities                (38,327,800) (24,682,900)
     (Increase) or decrease in federal funds sold                0     (650,000)
     Increase or (decrease) in federal funds purchased    (250,000)           0)
     Increase or (decrease) in repurchase agreements    20,720,400    4,250,000
     Net decrease in interest bearing
           deposits in other banks                         384,000     (601,900)
     Principal collected on loans                       35,005,100   24,466,700
     Loans made to customers                           (41,722,700) (27,300,100)
     Capital expenditures                                 (311,500)    (472,600)

     Net cash used or provided in investing
             activities                                (11,923,000) (20,250,600)

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in demand deposits, NOW, MMDA
         & savings accounts                             (1,898,400)  (1,954,100)
     Proceeds from sale of
             certificates of deposit                    36,867,200   27,426,300
     Payments for maturing
             certificates of deposit                   (22,643,800) (11,322,100)
     Dividends paid                                       (840,000)    (393,000)
     Proceeds from Borrowings                           (1,000,000)   3,000,000
     Net cash provided by financing activities          10,485,000   16,757,100

     NET DECREASE IN CASH AND CASH EQUIVALENTS             535,600   (1,376,000)

     CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR   $ 10,218,600  $10,607,800

     CASH AND CASH EQUIVALENTS AT END OF NINE MONTHS  $ 10,754,200  $ 9,231,800

     BATH NATIONAL CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    SEPTEMBER 30, 1996 AND 1995.    (Unaudited)

    ---------------------------------------------------------------------------

    1. GENERAL
       The accounting and reporting policies followed by Bath National Corporation (BNC), a bank holding company, and its subsidiary, Bath National Bank (BNB), in the preparation of the accompanying interim financial statements conform with generally accepted accounting principles and with general practice within the banking industry.

       The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

       The results of operations for the nine month period ended 9-30-96 are not necessarily inductive of the results to be expected for the full year.

    2. INVESTMENT SECURITIES
       Investment securities classified held to maturity are stated at cost plus discount accrued and premium amortized. The carrying value, fair market value and unrealized loss are as follows:

                                          Fair
                               Book       Market     Unreal.  Unreal.
                              Value       Value      Gain     Loss        Net

    Agencies                20,000,000  19,917,600    0      (82,400)  (82,400)



    Investment securities classified as available for sale are stated at fair market value.  The carrying value, fair market value and unrealized gain/loss for those securities are as follows:
                                          Fair
                               Book       Market    Unreal.   Unreal.
                              Value       Value     Gain      Loss        Net
    U.S. Treasury &
      Agencies              17,111,100  16,812,800  10,800   (309,100) (298,300)

    States & Political
      Subdivisions          31,933,900  32,198,800 409,200   (144,300)  264,900


    Mortgage Back           20,530,100  19,965,500  61,000   (625,600) (564,600)
      Securites

    Equity Securites         1,069,000   1,069,000    -         -          -

    Total                   70,644,100  70,046,100 481,000 (1,079,000) (598,000)


    3. ALLOWANCE FOR LOAN LOSSES
       The provision for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio and, on an annual basis, generally exceeds the amount of net loan losses charged against the allowance.

           Balance - January 1, 1996                  $  1,650,000
           Charge offs                                    (243,300)
           Recoveries                                       61,000
           Provision charged to income                     182,300
           Balance - September 30, 1996                  1,650,000

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

    ITEM 4.  Submission of Matters to a Vote of Security Holders
                               None

    ITEM 5.  Other Information

             There were no reports filed on Form 8-K

    ITEM 6.  Exhibits and Reports on Form 8-K

                            N/A

    Discussions and Analysis of Financial Condition and Result of Operations

                                                (Interim)  (Unaudited)

         Bath National Corporation has one subsidiary bank (Bath National Bank). There are no non-banking subsidiaries.

    Liquidity and Capital Resources:

    Bath National Bank has signed a letter of intent to purchase First State Bank, Canisteo (FSB). Total assets of FSB are approximately $37 million at September 30, 1996. BNB's capital ratio is expected to decrease from 11.27% to 10% upon consummation of the acquisition which is anticipated as of the end of the first quarter 1997. The acquisition will provide more liquidity to BNB due to the low loan to deposit ratio at FSB and the availability of additional short term investments.

    No other trends, demands, commitments, events or uncertainties likely to result in any significant deficiencies or increases in liquidity have been noted.

         Liquidity is an important factor in the financial condition of Bath National Corporation and affects its ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits.

         The investment portfolio is one of Bath National Bank's primary sources of liquidity. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. Interest bearing deposits in other financial institutions maturing within one year total $1.6 million. Also, high quality securities are readily marketable and provide a steady flow of funds. At September 30, 1996 loans with an aggregate balance of $12.5 million and securities of $5.0 million were due to mature in one year or less. Additional funds flow from payments on installment and revolving credit loans. Bath National Bank's liquidity also continues to be enhanced by a relatively stable deposit base. On September 30, 1996, the loan to deposit ratio was 75% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 86%.

         In addition to the source of liquidity referred to above, Bath National Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency. The bank also has an agreement with our correspondent bank to borrow overnight federal funds. During 1996, the bank had an average net daily federal funds sold of $ .3 million.

         Bath National Bank is a member of the Federal Home Loan Bank (FHLB) system. Based on the current level of stock ownership, Bath National Bank is authorized to borrow up to $9.7 million. As of September 30, 1996 the bank has borrowed $2.0 million against this line of credit.

         The Federal Reserve Board and Office of the Comptroller of the Currency have guidelines as to the minimum risk based capital requirement of community banks. This minimum is presently 8.00%. Bath National Corporation has primary capital at September 30, 1996 as follows:

            Components of Capital             9-30-96          9-30-95
        Common Equity                       $29,723,800      $25,181,900
        Allowance for loan losses             1,650,000        1,725,000
          Subtotal                           31,373,800       26,906,900
        Less:  Goodwill                         323,700          347,900

        TOTAL PRIMARY CAPITAL               $31,050,100      $26,559,000


     The company's capital to asset ratios for the third quarter of 1996 and 1995 are as follows:
                           TIER I LEVERAGE               RISK BASED

                         Required                    Required
                         Minimum      Actual         Minimum     Actual
     September 30, 1995   3.00%       12.04%          8.00%      21.49%
     September 30, 1996   4.00%       11.27%          8.00%      19.53%


     Net Interest Income

          Net interest income increased only slightly from 1995 to 1996. The primary reason for the small increase was the additional interest expense which increased by 18.7% (from $4.8 million in 1995 to $5.7 million in 1996) verses the increase in total interest income of 7.7% (from $12.7 million in 1995 to $13.7 million in 1996).

          In addition, an increased investment in tax-exempt securities has the effect of suppressing the net interest income, while increasing after tax income. Tax exempt interest totalled $938,200 for the first nine months of 1995 versus $1,091,600 for the corresponding nine months of 1996.

          In July 1996, the bank entered into a repurchase agreement totalling $20 million with Salomon Brothers, Inc. The transaction had the effect of decreasing the capital ratio from approximately 12% to approximately 11%, while increasing net interest income $20,000 per month.


     Provision for Loan Losses

          The company's management recognizes the fact that there are risks of loss involved in any lending function. Identifying the extent of the risk for each loan category, and the probability that losses will be sustained based on delinquency experience, is part of the overall plan for establishing an Allowance for Loan Losses.

          Bath National Bank recognized net loan charge offs totaling $129,600 for the nine months ended September 30, 1995 versus a net charge off of $182,300 for the comparable nine months of 1996. The reserve for loan loss totals $1,650,000. The Board of Directors has determined that $1,650,000 is a sufficient reserve for loan losses based on an analysis of past due loans, historical data and specific identification of problem loans.

     Non-Performing Assets

      The Bank's policy is to discontinue the accrual of interest on loans

     (other than installment loans) for which principal and interest is past due 120 days or more and which are not fully collateralized. Such loans are classified as non-accrual by BNB. This classification does not, however, necessarily indicate that the principal of the loan is uncollectible, but does warrant a review of the collectability. When a loan is placed on a non-accrual basis, any unpaid interest accrued is reversed against current income.

          On September 30, 1996, total non-accruing assets were $427,400. Collateral supporting the loans totals $473,000.


     Non-Performing Loans

          Non-performing loans are summarized as follows:

             Other Real Estate                             $  249,000
             Non-accrual loans                             $  427,400
             Past due 90 days or more and still accruing   $  476,000
             Total                                         $1,152,400


     Other Operating Income

          Total service charge income increased from $500,000 to $558,000 due primarily to an increase in monthly fees on club accounts and an increase in our number of accounts as well.


     Other Operating Expenses

          FDIC insurance premiums decreased from $192,000 in 1995 to $2,000 in 1996 due to the change in assessments to banks which fund the bank insurance fund. Other real estate owned expenses increased from $50,000 in 1995 to $160,000 in 1996 due to expenses associated with foreclosed property.

          No other material changes in other operating expenses are identified.














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