Form 10-K
period 1996-12-31
BATH NATIONAL CORP
filed 1997-03-26
CIK 709335

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                      FORM 10-K

               Annual Report Pursuant to Section 13 or Section 15(d) of
                         The Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 1996
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

           State the aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1997.

           Common stock, $5.00 par value - $47,120,134

           Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of January 31, 1996.

            1,365,801 shares, common stock, $5.00 par value

           Documents incorporated by reference

           1)  Proxy statement for 1997 Annual Meeting - Part III

                                  TABLE OF CONTENTS


                   PART I


       ITEM    1.  Business                                       1-23

       ITEM    2.  Properties                                    23-24

       ITEM    3.  Legal Proceedings                             24

       ITEM    4.  Submission of Matters to a
                   Vote of Security Holders                      24


                   PART II

       ITEM    5.  Market for the Registrant's Securities
                   and Related Stockholder Matters               24-25

       ITEM    6.  Selected Financial Data                       25-27

       ITEM    7.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                    27-31

       ITEM    8.  Financial Statements and
                   Supplementary Data                            31-58

       ITEM    9.  Changes in and disagreements with Accountants
                   on Accounting and Financial Disclosure        58


                   PART III

       ITEM   10.  Directors and Executive Officers
                   of the Registrant                             58

       ITEM   11.  Executive Compensation                        58

       ITEM   12.  Security Ownership of Certain Beneficial
                   Owners and Management                         59

       ITEM   13.  Certain Relationships and Related
                   Transactions                                  59


                   PART IV

       ITEM   14.  Exhibits, Financial Statement
                   Schedules and Reports on Form 8-K             59-60

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

           Bath National Bank (BNB or "the Bank"), BNC's only subsidiary, has approximately 131 employees. BNB is a full service commercial bank, with trust powers. The Bank offers personal and business checking accounts, savings accounts, money market checking accounts, various types of certificates of deposit, commercial loans, consumer/installments loans, real estate loans, safe deposit boxes and provides such services as banking by mail, drive up teller service, night depository, money orders, bond coupon redemptions, cashier and travelers checks, credit cards, direct deposit of social security funds, wire transfers and automatic teller services (ATM's). The Bank also offers individual retirement accounts. The Bank is a member of the Federal Deposit Insurance Corporation to the extent permitted by law. BNB is included in the Company's consolidated financial statements.

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

       PART I, Continued

       ITEM 1.  Business, Continued

        Consolidated Average Balances

       The following is a presentation of average assets, liabilities and equity of the Company for the years ended December 31, 1996 and 1995, with respect to each major category of assets, liabilities and equity.

                                                    AVERAGE ASSETS
                                                (dollars in thousands)

                                           Year Ended         Year Ended
                                        December 31, 1996  December 31, 1995

       Interest Earning
         Deposits with Banks                $  3,300           $  3,800
       Taxable Investment Securities          51,400             36,000
       Non-Taxable Investment Securities      27,400             22,600
       Federal Funds Sold                      1,500              3,500
       Net Loans                             152,000            142,900

            Total Earning Assets             235,600            208,800

       Other Assets                           16,700             16,400

            Total Assets                    $252,300           $225,200


                                            AVERAGE LIABILITIES AND EQUITY
                                               (dollars in thousands)

        Non-Interest Bearing
            Deposits                        $ 27,900           $ 26,300
        Interest Bearing Deposits:
            Savings                           45,700             48,100
            NOW Accounts                      33,200             32,400
            Money Market Accounts             12,100             13,000
            Time Deposits                     87,400             72,000
        Federal Home Loan Bank Borrowings      2,500              1,400
        Securities Sold Under Agreement to
          Repurchase                          11,400              3,100
        Other Liabilities                      1,400              1,400
        Federal Funds Purchased                1,200                500

            Total Liabilities                222,800            198,200

        Common Stock                           6,800              3,400
        Additional Paid in Capital             1,500              4,400
        Retained Earnings                     21,200             19,200

            Total Equity                      29,500             27,000

            Total Liabilities
              and Equity                    $252,300           $225,200

        Analysis of Net Interest Earnings

        The following is a presentation of an analysis of the net interest earnings of the Company for years ended December 31, 1996 and 1995, respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:

                                          Year Ended December 31, 1996
                                             (dollars in thousands)
                                                     Interest
                                       Average       Earned        Average
                 Assets                 Amount       or Paid    Yield or Rate


        Interest-Earning
         Deposits with Banks           $  3,300      $   192        5.81%
        Taxable Investment Securities    51,400        3,517        6.84%
        Non-Taxable Investment
         Securities <F1>                 27,400        2,043        7.46%
        Federal Funds Sold                1,500           82        5.46%
        Net Loans <F2><F3>              152,000       13,955        9.18%

             Total Earning Assets      $235,600      $19,789        8.40%


                 Liabilities

        Savings Deposits               $ 45,700      $  1,292       2.82%
        Now Deposits                     33,200           583       1.75%
        Money Market Deposits            12,100           344       2.84%
        Time Deposits                    87,400         4,671       5.34%
        Federal Home Loan Bank
         Borrowings                       2,500           158       6.32%
        Repurchase Agreements            11,400           718       6.30%
        Federal Funds Purchased           1,200            76       6.33%

        Total Interest-Bearing
             Liabilities               $193,500      $  7,842       4.05%


        Interest Income/Earning Assets                              8.40%

        Interest Expense/Earning Assets                             3.33%

        Net Yield                                                   5.07%
[FN]

        <F1> Non-Taxable interest is stated on a tax-equivalent basis, using a marginal tax rate of 34%.

        <F2> Net Loans includes non-accrual loans of $820,000.

        <F3> Includes Loan Fees Totaling $62,000 and discount revenue of
             336,000.

        ITEM 1.  Business, Continued

        Analysis of Net Interest Earnings, Continued

                                        Year Ended December 31, 1995
                                             (dollars in thousands)
                                                     Interest
                                       Average       Earned        Average
                 Assets                 Amount       or Paid    Yield or Rate


        Interest-Earning
         Deposits with Banks             3,800           224        5.89%
        Taxable Investment Securities   36,000         2,391        6.64%
        Non-Taxable Investment
         Securities <F1>                22,600         1,748        7.73%
        Federal Funds Sold               3,500           214        6.11%
        Net Loans <F2><F3>             142,900        13,652        9.55%

             Total Earning Assets     $208,800       $18,229        8.73%


                 Liabilities

        Savings Deposits                48,100         1,458        3.03%
        Now Deposits                    32,400           567        1.75%
        Money Market Deposits           13,000           400        3.07%
        Time Deposits                   72,000         3,856        5.36%
        Federal Home Loan Bank
         Borrowings                      1,400            70        5.00%
        Repurchase Agreements            3,000           170        5.66%
        Federal Funds Purchased            500            30        6.00%

        Total Interest-Bearing
             Liabilities              $170,400        $6,551        3.84%


        Interest Income/Earning Assets                              8.73%

        Interest Expense/Earning Assets                             3.14%

        Net Yield                                                   5.59%

[FN]
        <F1> Non-Taxable interest is stated on a tax-equivalent basis, using a marginal tax rate of 34%.

        <F2> Net Loans includes non-accrual loans of $435,000.

        <F3> Includes Loan Fees Totaling $65,000 and discount revenue of
             345,000.

        PART I, Continued

        ITEM 1.  Business, Continued

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

        The Rate/Volume Analysis for the years ended December 31, 1996 and 1995, appear in their entirety on the following page.

        PART I, Continued

        ITEM 1.  Business, Continued

                  December 31, 1996 compared with December 31, 1995
                                  (dollars in thousands)

                               Changes in net interest income as a result of:

                                                                  Total
                                            Volume     Rate      Change
        Interest earned on:
          Interest-earning
           deposits with banks             $  (29)    $   (3)   $   (32)
          Taxable Investment
           Securities                       1,022        104      1,126
          Non-Taxable
              Investment Securities           371        (76)       295
          Federal Funds Sold                 (122)       (10)      (132)
          Net Loans                           869       (566)       303
        Total Interest Income               2,111       (551)     1,560

        Interest paid on:
          Interest-bearing
              deposits                        887        404      1,291

        Change in net interest
           income                          $1,224     $ (955)    $  269



                    December 31, 1995 compared with December 1994
                                    (dollars in thousands)

                               Changes in net interest income as a result of:

                                                                Total
                                            Volume     Rate    Change
        Interest earned on:
          Interest-earning
           deposits with banks            $   (30)   $    (5)  $  (35)
          Taxable Investment
           Securities                         452         33      485
          Non-Taxable
              Investment Securities           224       (199)      25
          Federal Funds Sold                   58         78      136
          Net Loans                           451      1,258    1,709

        Total Interest Income               1,155      1,165    2,320
        Interest paid on
          Interest-bearing
              deposits                        375      1,609    1,984

        Change in net interest
           income                         $   780   $   (444) $   336

        PART I, Continued

        ITEM 1.  Business, Continued

        Investments

        Investment securities comprised approximately 33% of the Bank's assets at December 31, 1996, with loans comprising approximately 58% of total assets. The Bank invests primarily in obligations of the United States or its agencies or obligations guaranteed as to principal and interest by the United States or its agencies, tax exempt municipal securities and certificates of deposit issued by other financial institutions. The Bank's policy is to invest in highly rated bonds. The Bank also enters into Federal Funds transactions with its principal correspondent bank, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

        A tabulation of the Bank's investments is included in its entirety on the following page.

        PART I, Continued

        ITEM 1.  Business, Continued

        Investments, Continued

        The following tables present, at December 31, 1996 and 1995, the book value and market values of both the available for sale (AFS) and the held to maturity (HTM) categories of the Bank's investments. The table also indicates the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years.

                                          1996                1995
         Investment         Book     Market   Avg.   Book     Market   Avg.
          Category          Value    Value    Yield  Value    Value    Yield
                            (dollars in thousands)   (dollars in thousands)

        Available-for-Sale Investments:

        Obligations of U.S.
           Treasury and other U.S.
           Agencies and Corporations:


          0 - 1 year        $20,770  $20,329  6.27%  $18,352  $18,233  6.83%
          1 - 5 years        10,303   10,239  6.54%   10,012   10,085  6.26%
          5 - 10 years        1,982    1,968  7.37%    4,775    4,661  6.09%
          Over 10 years         947      950  6.97%


        Obligations of States and
           Political subdivisions


          0 - 1 year        $ 1,036  $ 1,051  6.85%  $ 2,313  $ 2,351  6.49%
          1 - 5 years         9,849    9,942  4.56%    5,803    5,897  4.92%
          5 - 10 years       18,806   19,125  4.90%   15,558   15,768  4.73%
          Over 10 years       1,355    1,360  5.17%      845      869  5.46%


        Other Securities


          0 - 1 year        $   275  $   273  9.45%      895      907  5.14%
          1 - 5 years         1,782    1,809  8.25%    2,133    2,186  8.31%
          5 - 10 years        1,237    1,401  9.23%    1,342    1,562  9.02%
          Over 10 years       2,681    2,681  7.94%    2,430    2,418  7.94%

        Total AFS Securit.  $71,023  $71,128         $64,458  $64,937

        Held-to-Maturity Investments:

        Agency

          1 - 5 years       $20,000  $20,329  7.69%    N/A      N/A

        Total Securities    $91,023  $91,457         $64,458  $64,937

        Investments, Continued

        Yields are computed on a tax equivalent basis using a marginal tax rate of 34%.

        A total of $33,374,000 of investments was pledged to secure public deposits.

        Loan Portfolio:

        The bank engages in a full complement of lending activities, including commercial, consumer/instalment, real estate loans and accounts receivable financing. At December 31, 1996, loans secured by real estate comprised 53% of the total loan portfolio. At December 31, 1996 none of the real estate loans were being held specifically for resale in the secondary market.

        Loans Outstanding:

        The following table presents various categories of loans contained in the Bank's loan portfolio on the dates indicated and the total amount of all categories on these dates:

                                                  Year Ended December 31,
                                                  (dollars in thousands)


                Loan Type                         1996                1995


        Commercial, Financial and
             Agricultural                       $ 38,224            $ 38,325

        Real Estate - Mortgage                    84,131              78,666

        Installment Loans to Individuals          33,244              29,765

        All Other                                  2,492               3,247

            Sub-Total                            158,091             150,003

        Allowance for Loan Losses                  1,650               1,650


               Loans - Net                      $156,441            $148,353

        PART I, Continued

        ITEM 1.  Business, Continued

        Loans Outstanding, Continued

        Maturity Distribution and Interest Sensitivity:

        The following tabulation presents an analysis of maturities of Commercial, Financial, and Agricultural loans as of December 31, 1996 stated in thousands of dollars:
                                              Years To Maturity


             Loan Type              1 or less   1 - 5    Over 5    Total

        Commercial, Financial,
           and Agricultural         $ 8,188     $11,267  $18,769   $38,224

        Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

        The following is a presentation of an analysis of sensitivities of commercial, financial and agricultural loans to changes in interest rates as of December 31, 1996, stated in thousands of dollars:


        Loans due after 1 year with predetermined         $  9,982
             Interest Rates


        Loans due after 1 year with floating
             Interest Rates                               $ 20,054

        PART I, Continued

        ITEM 1.  Business, Continued

        Non-Performing Loans and Leases:

        The following table presents, for the period indicated, the aggregate amount of non-accrual, past due and restructured loans:

                                             Year Ended            Year Ended
             Type of Loan                     12/31/96              12/31/95

        Loans accounted for on non-accrual
        basis                                $820,000              $435,000

        Number of loans                            13                     9

        Accruing Loans Past due 90 Days
        or more as to principal or
        interest payments                      18,000               209,000

        Number of loans                            38                    17

        Loans not included above which
        are troubled debt restructuring <F1>     ----                  ----

        Number of loans                             0                     0
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

        Interest income for the year ended December 31, 1996 would have included approximately $71,500 of interest income for the above non-accrual loans if they had kept current in accordance with their original terms. No interest income was included in income for 1996 for the non-accrual loans.

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
                                                   Year Ended December 31,
                                                   (dollars in thousands)

                                                    1996              1995
        Allowance balance at beginning
        of the year                               $  1,650         $  1,725


        Loans Charged Off:
          Real Estate                                    0                0
          Commercial, Financial & Agricultural         191              212
          Installment Loans to Individuals             111              146
          Credit Cards                                  47               31
                 Total                                 349              389


        Recoveries of Loans Previously Charged Off:
          Real Estate                                    0               17
          Commercial, Financial & Agricultural          14               96
          Installment Loans to Individuals              62               65
          Credit Cards                                   4                4
                 Total                                  80              182

        Additions charged to
              Operations                               269              132

        Allowance Balance at end of the year         1,650         $  1,650

        Average loans                             $152,000         $142,900

        Ratio of net charge-offs during the
              period to Average loans during
              the period                             .18%              .15%

        PART I, Continued

        ITEM 1.  Business, Continued

        Summary of Loan Loss Experience, Continued

        At December 31, 1996, the allowance balance was allocated as follows:

                                                            % of loans
                                           Amount           in each type
                Loan Type              (in thousands)       to total loans

        Commercial, Financial
           and Agricultural              $1,100               24.18%

        Real Estate - Mortgage               50               53.22%

        Installment loans to individuals    500               21.03%

        All Other                             0                1.57%


                       Total             $1,650              100.00%



        At December 31, 1995, the allowance balance was allocated as follows:

                                                            % of loans
                                           Amount           in each type
                Loan Type              (in thousands)       to total loans

        Commercial, Financial
           and Agricultural                $1,100               25.55%

        Real Estate - Mortgage                 50               52.44%

        Installment loans to individuals      500               19.84%

        All Other                               0                2.17%


                       Total               $1,650              100.00%

        Loan Loss Reserve:

        In considering the adequacy of the Bank's allowance for possible loan losses and, thus, the amount of additions of the allowance charged to operating expense in 1996, management has focused on the fact that as of December 31, 1996, 37% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio.

        Management considers loans to finance 1-4 family, owner occupied property to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraised value of the collateral.

        Loan Loss Reserve, Continued

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

        While no assurance can be given, management believes that losses during 1997 will be no more than the losses during 1996. Although management of the Company believes that the allowance (as supplemented by projected provisions and recoveries) is adequate to absorb anticipated losses, there can be no assurance that the Company will not sustain losses in any given period which could be substantial in relation to the size of the allowance or in relation to the estimates set forth above.

        PART I, Continued

        ITEM 1.  Business, Continued

        Deposits

        The bank offers a wide range of commercial and consumer deposit accounts, including non-interest bearing checking accounts, money market checking accounts (consumer and commercial), individual retirement accounts, time certificates of deposit and regular savings accounts. The sources of deposits are residents, businesses, employees of businesses and local municipalities within the Bank's market area.

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

        The following table presents, for the periods indicated, the average amount of and average rate paid on each of the major deposit categories:

                                            Year Ended          Year Ended
                                             12/31/96            12/31/95

                                            Amount    Rate     Amount   Rate
        Deposit Category                           (dollars in thousands)

        Non-Interest Bearing Demand
               Deposits                     $27,900            $27,400

        NOW Deposits                         33,200   1.75%    $32,400  1.73%

        Money Market Deposits                12,100   2.84%    $13,000  3.07%

        Savings Deposits                     45,700   2.82%    $48,100  3.04%

        Time Deposits                        87,400   5.34%    $72,000  5.36%
         (including certificates of deposit)


        The following presents time certificates of deposit of $100,000 or more and amounts of their maturities (amounts in thousands):

                                                      Maturity

                                          3 Months                      Over
                                             or       3-6      6-12      12
                                            Less    Months    Months   Months

        Time Certificates of Deposit      $15,255   $9,234    $2,113   $961

        ITEM 1.  Business, Continued

        Return on Equity and Assets

        Returns on average consolidated assets and average consolidated equity for the periods indicated and certain other data are as follows:
                                                         Year Ended
                                                         December 31,

                                                     1996          1995

        Return on Average Assets <F1>                 1.37%         1.50%
        Return on Average Equity <F2>                11.69%        12.51%
        Dividend Payout Ratio <F3>                      42%           48%
        Equity to Assets Ratio <F4>
                     (Average)                       11.69%        11.99%
   [FN]
        <F1> Net income divided by average assets
        <F2> Net income divided by average equity
        <F3> Dividends declared per share divided by net income per share
        <F4> Average equity divided by average assets

        Liquidity and Asset/Liability Management

        Liquidity is the capacity of a banking enterprise to meet customer loan demand, depositor withdrawals and other financial obligations. The most immediate and efficient source of liquidity for the Bank is a $11.7 million line of credit with the Federal Home Loan Bank of NY. Based upon the current level of stock ownership, the Bank is authorized to borrow up to $9.7 million. In addition, the Bank has a borrowing line with a correspondent bank in the amount of $2 million. Other sources of liquidity include repayment of loans, sale of loans and securities maturing within one year, although the usefulness of such securities for liquidity purposes is limited to the extent that such securities are pledged. Day to day changes in cash needs caused by flows of customer funds in and out of the Bank are generally reflected in adjustments to the federal funds position.

        Liquidity is managed on the liability side mainly by the Company's ability to attract sources of funds (such as large denomination certificates of deposit) to supplement maturing earning assets.

        Closely related to the concept of liquidity is the management of the Company's asset/liability mix and interest rate sensitivity. The Board of Directors of the Company has the overall responsibility for the implementation, communication, coordination and control of the asset/liability and interest rate sensitivity policies for the Company and the Bank. These policies are implemented by an Asset/Liability Management Committee which is charged with the responsibility of assuring balance sheet flexibility primarily with respect to liquidity and interest rate sensitivity. Current, prospective and unanticipated liquidity requirements are provided for by attempting to preserve the high quality of marketable assets, by managing the maturity structure of those assets and by maintaining discretionary access to short-term funding sources. The management of interest rate sensitive asset and liability differentials, referred to as "gaps", has become increasingly important as a result

        Liquidity and Asset/Liability Management, Continued

        of the more volatile interest rate environment. The continuing deregulation of the banking industry has greatly increased the interest rate sensitivity of the Company's deposit base and has made the monitoring of the "gap" between interest rate sensitive assets and liabilities critical to continued profitability. It is management's policy to seek to achieve a relatively balanced interest rate sensitivity position, with a goal of achieving stability in earnings performance, regardless of interest rate volatility.

        The table on pages 29 and 30 under the caption "Interest Rate Sensitivity Analysis" provides information on interest sensitive assets and liabilities.

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

        The Bank also operates branch offices in Dundee, Hammondsport, Hornell, Atlanta, Naples and Wayland, New York. These branches are equipped with both ATM's and teller stations. All of the offices, with the exception of our Atlanta and Hammondsport Offices, have drive-up teller facilities.

        The Company's offices are located in the Bank's main office.

        Employees

        The Bank presently employs approximately 131 persons on a full-time equivalent basis, including four senior officers. It is anticipated that the Bank will hire additional persons as needed on a full-time basis, including additional tellers and customer service representatives.
        The Bank offers certain fringe benefits to its full time employees

        Employees, Continued

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

        The Company is regulated by the Federal Reserve Board (Board) under the Federal Bank Holding Company Act of 1956, as amended.

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

        A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the lease or the sale of any property or the furnishing of services. The subsidiary bank of a bank holding company is also subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, thereof, and on the taking of such stocks or securities as collateral for loans. The Board possesses cease and desist powers over bank holding companies if their actions represent unsafe or unsound practices or violations of law.

        Supervision and Regulation, Continued

        A bank holding company is generally prohibited from acquiring more than five percent of any class of voting securities of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies provided that the Federal Reserve Board has notice of or has consented to the acquisition.

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

        The Federal Reserve Board and the Comptroller have each issued minimum capital leverage ratios to be used in tandem with the risk-

        Supervision and Regulation, Continued

        based guidelines in assessing the overall capital rules. Bank holding companies and national banks are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). "Tier 1" capital includes common stockholder's equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

        Both the risk-based capital guidelines and the leverage ratios are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rating composite 1 under the OCC's CAMELS rating system for banks or the BOPEC rating system for bank holding companies. Institutions with a lower rating and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

        The Company's ratio of capital to assets, as defined by the regulations, as of the end of each of its last three fiscal years has been as follows:
                                    TIER I                  TOTAL RISK
                                LEVERAGE RATIO          BASED CAPITAL RATIO

                               Required    Company     Required     Company
                               Minimum      Ratio      Minimum       Ratio
        For year ended
           December 31, 1996    3.00%      11.29%       8.00%       21.39%
        For year ended
           December 31, 1995    3.00%      11.96%       8.00%       22.57%
        For year ended
           December 31, 1994    3.00%      12.26%       8.00%       20.26%

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

        All of the revenue of the Company available for the payment of dividends on the Common Stock results from amounts paid to the Company by the Bank. The Bank is required by Federal law to obtain governmental approval for the payment of dividends to the Company if the total of all dividends declared by the Bank in any year will exceed the total of the Bank's net profits (as defined and

        Supervision and Regulation, Continued

        interpreted by regulation) for that year and the retained net profits (as defined) for the preceding two years less any required transfers to surplus. As of January 1, 1997, the Bank could have declared aggregate dividends of approximately $4.0 million without the approval of regulatory authorities.

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

        On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted. Among other things, FDICIA requires FDIC to establish a risk-based assessment system for FDIC deposit insurance. FDICIA also contains provisions limiting certain activities and business methods of depository institutions, including limiting the acceptance of brokered deposits by certain depository institutions; placing restrictions on the terms of bank investment contracts that may be offered by depository institutions. Finally, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' appropriate Federal banking regulator, and requires the appropriate Federal banking regulator to take "prompt corrective action" with respect to a depository institution if such institution does not meet certain capital adequacy standards.

        Governmental Policies and Legislation

        The policies of regulatory authorities, including the Federal Reserve Board and the FDIC, have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. An important function of the Federal Reserve System is to regulate aggregate bank credit and money through such means as open market dealing in securities, establishment of the discount rate on member bank borrowings, and changes in reserve requirements

        Governmental Policies and Legislation, Continued

        against member bank deposits. Policies at these agencies may be influenced by many factors, including inflation, unemployment, short-term changes in the international trade balance, and fiscal policies of the United States Government.

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

        Significant Accounting Policies

        On May 31, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a loan" (SFAS 114). SFAS 114 was amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." These Statements prescribe recognition criteria for loan impairment, generally related to commercial type loans and measurement methods for certain impaired loans and all loans whose terms are modified in troubled debt restructurings subsequent to the adoption of these statements. A loan is considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement.

        On January 1, 1995, the Bank adopted the provisions of SFAS 114 and SFAS 118. The effect of adoption of these Statements was not material to the financial statements.

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

        In January 1994, the Bank adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115

        Significant Accounting Policies, Continued

        requires that management determine the appropriate classification of securities at the date of adoption, and thereafter at the date individual investment securities are acquired, and that the appropriateness of such classification be reassessed at each balance sheet date. Investments are classifiable in the categories discussed below.

        "Held-to-Maturity" securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income over the period to maturity.

        "Trading" account assets are held for resale in anticipation of short term market movements. Trading account assets, consisting of debt and money market instruments, are stated at fair value. Gains and losses, both realized and unrealized, are included in other income.

        "Available-for-Sale" securities consist of bonds, notes, debentures and certain equity securities not classified as trading securities nor as held to maturity securities.

        Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of stockholders' equity until realized.

        Gains and losses on the sale of available for sale securities are determined using the specific identification method.

        Premiums and discounts are recognized in interest income over the period to maturity.

        The Bank has classified all its securities as "Available-for-Sale" with the exception of certain U.S. Government & Agency Securities, sold under an agreement to repurchase with an amortized cost of $20,000,000 as of December 31, 1996.

        ITEM 2.  Properties

        BNC occupies space at the main banking office of BNB. No real properties are owned or leased by BNC.

        The Bank's operations are conducted from eight (8) full service facilities located in Bath, Hammondsport, Atlanta, Naples, Wayland, Dundee and Hornell, New York. In addition, the Bank also operates two (2) seasonal offices. One office is located in the Wayland-Cohocton Central School and the other is located at the Windmill Farm Market between Penn Yan and Dundee, New York. The main office is located at 44 Liberty Street, Bath, New York. All administrative functions of the Bank are conducted at the main office. There is a drive-up facility adjacent to the main bank at 44 Liberty Street. There is another drive-up, walk-up facility at West Washington Street, Bath. BNB owns both the buildings and underlying real estate on all of its property.

        ITEM 2.  Properties, Continued

        The carrying value of property for BNC on a consolidated basis as of December 31, 1996 and 1995 is included on page 47 of this 10-K document.

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

        ITEM 4.  Submission Matters to a Vote of Security Holders
                                    None

                                    PART II

        ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

             A.  Market Information

        During the period covered by this report and as of the date hereof, there is no established public trading market for the Company's common stock.

        The range of high and low bid information (in dollars) for each full quarterly period for 1996 and 1995, restated to reflect a two for one stock split on April 24, 1996, follows:

                                1996                     1995
                         1Q    2Q   3Q   4Q        1Q   2Q   3Q   4Q

        High             30    32   35   37        25   30   30   30

        Low              30    32   35   34        25   30   30   30


        The high and low bid information represent the price paid for shares of stock of the Company by investors purchasing through the Company's market makers, First Albany Corporation and Sandler O'Neill & Partners, and trades between holders of Common Stock.

             B. Holders of Common Stock

        As of January 29, 1997, the approximate number of holders of record of the Company's common stock was 628.

             C. Dividends

        For 1995 and 1996 the Company paid quarterly cash dividends, amounting to a total for the year of $1.20 and $1.05 respectively. These dividends have been restated to reflect a two for one stock split on April 24, 1996.

        The Bank is restricted in its ability to pay dividends to the Company (its only source of income) by banking regulations. Generally,

        ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters, Continued

             C. Dividends, Continued

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

        ITEM 6.  Selected Financial Data

        The data appearing on the following page represent selected consolidated financial data of the Company for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 and are derived from the Company's consolidated financial statements. These data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10K.

        PART II, Continued

        ITEM 6.  Selected Financial Data, Continued

                               1996      1995      1994       1993       1992
        Condensed Statements
        of Income (in
        thousands, except per
        share data)
        Interest Income <F1>$   19,457 $ 17,881  $ 15,911  $ 15,155  $ 15,398

        Interest Expense
          Deposits               6,891    6,280     4,506     4,669     5,943
        Interest Expense
          Borrowings               952      271        61         4         3

          Net Interest Income   11,614   11,330    11,344    10,482     9,452

        Loan Loss Provision        269      132        77       353       413

        Net Interest Income
          After Loan Loss
          Provision             11,345   11,198    11,267    10,447     9,039

        Other Operating
          Income                 1,518    1,448     1,296     1,270       972

        Other Operating
          Expenses               7,140    6,973     6,738     6,248     6,101

        Income Before
          Income Tax             5,723    5,673     5,825     5,469     3,910

        Tax Equivalent
          Adjustment               779      668       590       505       422

        Income Taxes (benefit)   1,496    1,627     1,815     1,658     1,119

        Net Income          $    3,448  $ 3,378   $ 3,420   $ 3,306   $ 2,369

        Per Share Data <F2>

        Book Value             22.23      20.90     18.69     18.90     17.23
        Cash Dividends          1.05       1.20      2.51      1.00       .82
        Net Income              2.52       2.49      2.66      2.64      1.94
        Weighted Average
          Common Shares    1,365,832  1,354,492 1,285,762 1,251,662 1,220,906

        Balance Sheet Data
        (in thousands, except
        number of outstanding
        shares) at
        December 31

        Assets                269,238   235,165   209,158   199,202   191,201
        Securities             90,060    64,937    43,878    51,840    51,105
        Loans, Net            156,441   148,353   140,054   125,887   118,588
        Deposits              208,473   197,760   180,866   170,235   168,388
        Equity                 30,363    28,554    25,181    24,125    21,424
        Common Shares
          Outstanding       1,365,801 1,366,234 1,346,780 1,276,960 1,243,056

[FN]
        <F1> Presented on a tax equivalent basis utilizing a marginal tax rate of 34%.
        <F2> All per share data has been restated to reflect a two-for-one stock split on April 24, 1996.


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

        The investment portfolio is one of the Company's primary sources of liquidity. The Company's primary sources of liquidity are federal funds sold and purchased. Other resources of liquidity include repayment of loans and sale of loans. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. Interest bearing deposits in other financial institutions maturing within one year total $1.5 million. Also, high quality securities are readily marketable and provide another level of liquidity. Maturities in the loan portfolio also provide a steady flow of funds. At December 31, 1996 loans with an aggregate balance of $11.9 million and securities of $4.2 million were due to mature in one year or less. Additional funds flow from payments on instalment and revolving credit loans and from a historically high level of net operating earnings. The Company's liquidity also continues to be enhanced by a relatively stable deposit base. At December 31, 1996, the loan to deposit ratio was 76% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 87%.

        In addition to the sources of liquidity above, the Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency. The Bank also has an agreement with its correspondent bank to borrow overnight federal funds. During 1996, the Bank had an average daily net federal funds sold of $.3 million. The Bank is also a member of, and has a line of credit with, the Federal Home Loan Bank of New York, and based upon the current level of stock ownership, the Bank is authorized to borrow up to $9.7 million under this line. The Bank borrowed an average of $2.0 million during 1996 against this line of credit.

        At December 31, 1996, banking regulations required conformity with a minimum risk based capital standard of 8%. The Bank's risk based capital level was approximately 21%. Neither the Company nor the Bank had any material commitments for capital expenditures as of

        ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

        Liquidity and Capital Resources, Continued

        December 31, 1996. The adequacy of the Bank's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Bank's resources. An adequate capital base is important for continued growth, expansion and added protection against unexpected losses.

        During 1996, the Company signed a letter of intent to acquire the First State Bank of Canisteo for cash. Subsequently, the acquisition plans were cancelled due to the failure of each party to sign a definitive agreement.

        Fiscal 1996 Compared with Fiscal 1995

        Total Bank assets grew from $235.1 million at year end 1995 to $269.2 million at year end 1996, an increase of 14.5%. Approximately $18.5 million of this growth in assets is attributable to a growth strategy employed which leverages the bank's capital. Bath National Bank entered into a securities sold with an agreement to repurchase "repo" transaction with Salomon Brothers which had the effect of increasing both assets and liabilities by $18.5 million.

        Loan demand continues to increase with net loans increasing from $148.3 million in 1995 to $156.4 million in 1996 or 5.4%.

        Deposits also continued to grow, realizing an increase of 5.4%, from $197.7 million in 1995 to $208.5 million at year end 1996.

        Net income increased from $2.49 per share in 1995 to $2.52 per share in 1996. Net interest income grew only modestly due to interest "spread" pressures. Since most of the growth in deposits during 1996 were in the time deposits area, the average cost of funds increased at a greater rate than did the average earnings rate. The provision for loan losses increased by $136,000 from 1995 to 1996. Bank Management expects the loan losses in 1997 will be significantly less.

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

        ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

        Fiscal 1995 Compared with Fiscal 1994, Continued

        Total deposits increased from $180.9 million in 1994 to $197.7 million in 1995. This increase was primarily in the form of time deposits, which increased by 31.4%.

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

        Other expenses increased from $6,738,100 in 1994 to $6,972,600 during 1995 primarily due to the opening of our Naples Branch and necessary staffing requirements.

        FDIC insurance decreased from $410,000 in 1994 to $210,000 in 1995, due primarily to the decrease in the assessment rate for banks with a 1A classification.

        As discussed in more detail in Supervision and Regulation under Item 1 above, the capital ratio continues strong at 11.96% for 1995, as compared to 12.22% at December 31, 1994.

        Interest Sensitivity Analysis

        The following table sets forth the maturity distribution of the Company's interest-earning assets and interest bearing liabilities as of December 31, 1996, the Company's interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the Company's cumulative interest rate sensitivity gap, the Company's interest rate sensitivity ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the Company's cumulative interest rate sensitivity ratio. The following assumptions were used in preparation of this table: variable rate loans are included in the period in which their next scheduled rate adjustment is expected to take place; fixed rate loans are assumed to be repaid in accordance with their contractual terms; no prepayments are advanced on any loans; and securities are included in the period in which they mature, or in the case of variable rate securities, the period in which the next rate change is anticipated.

        PART II, Continued

        ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

        Interest Sensitivity Analysis, Continued

                                        Interest Rate Sensitivity Analysis
                                             (dollars in thousands)

                                 0-30  31-90  91-180  181-365  1 - 5   Over 5
        As of
        December 31, 1996:

        Earning Assets:
         Federal Funds Sold       500
         Loans                 56,889  2,553   4,571   8,805   45,246  38,377
         Securities            14,287  2,759   4,036   2,470   43,410  23,098
         Total Earning Assets  71,676  5,312   8,607  11,275   88,656  61,475

        Interest Bearing Liab.
         Money Market Demand   10,467
         Interest Bearing
          Deposits             31,557
         Certificates of Deposit
          Under $100,000        6,441  10,682  14,714  18,877  15,543
          $100,000 and over     8,645   6,611   9,233   2,113     961
         Savings Accounts      43,491
        Securities Sold
         Agreement to Repurch.  2,630             799          18,500
        FHLB Borrowings
         Federal Funds Purch.   4,825                   1,000

        Total Int. Bear. Liab.108,056  17,293  24,746  21,990  35,004
        Incremental Gap <F1>  (36,380)(11,981)(16,139)(10,715) 53,652  61,475
        Cumulative Gap  <F2>  (36,380)(48,361)(64,500)(75,215)(21,563) 39,912
        Sensitivity Gap <F3>      .66     .31     .35     .51    2.53
        Cumulative Sensit. <F4>   .66     .61     .57     .56     .90
[FN]
        <F1> Total earning assets less total interest bearing liabilities for each period.
        <F2> Total earning assets less total interest bearing liabilities, cumulative for periods.
        <F3> Total earning assets divided by total interest bearing liabilities.
        <F4> Total earning assets divided by total interest bearing liabilities cumulative for periods.

        Typically, a banking institution which is "liability sensitive" will be expected to benefit from a decrease in interest rates and be adversely impacted by an increase in interest rates. However, because (as noted above) the repricing of assets and liabilities is frequently subject to management discretion, the correlation between an institution's interest sensitivity position and a change in the interest rate environment is rarely precise. Although the Company currently is "liability sensitive", within one year after December 31, 1996 a decline in interest rates would adversely impact the Company to the extent that the Company determines not to make a corresponding adjustment to the rates paid on NOW and money market deposit accounts.

        ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

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

        ITEM 8.   Financial Statements and Supplementary Data

        This section contains the consolidated financial statements and report of independent auditors.

                              BATH NATIONAL CORPORATION
                                    AND SUBSIDIARY

                            CONSOLIDATED FINANCIAL REPORT

                                  DECEMBER 31, 1996

                                       CONTENTS



                                                            Page

        INDEPENDENT AUDITOR'S REPORT                         34


        FINANCIAL STATEMENTS

          Consolidated statements of financial condition     35
          Consolidated statements of income                  36
          Consolidated statements of stockholders' equity    37
          Consolidated statements of cash flows              38-39
          Notes to consolidated financial statements         40-58

                             INDEPENDENT AUDITOR'S REPORT


        To the Board of Directors and Stockholders
        Bath National Corporation

        We have audited the accompanying consolidated statements of financial condition of Bath National Corporation and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bath National Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

        As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method of accounting for investments to adopt the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of January 1, 1994.










        URBACH KAHN & WERLIN PC
        Albany, New York
        February 21, 1997

                              BATH NATIONAL CORPORATION

                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              December 31, 1996 and 1995


            ASSETS                                1996            1995

   Cash and due from banks                    $  9,859,230    $ 10,218,648
   Interest bearing deposits in other banks      2,956,541       3,535,338
   Securities                                   90,060,159      64,130,934
   Loans, net                                  156,440,628     148,353,049
   Premises and equipment, net                   5,060,702       5,110,156
   Accrued interest receivable                   2,389,093       1,775,135
   Other                                         2,471,400       2,042,287


                                              $269,237,753    $235,165,547

      LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES
    Deposits:
     Demand                                   $ 29,137,046    $ 27,398,470
     Savings                                    43,491,468      46,510,131
     NOW accounts                               31,556,534      32,376,060
     Money market accounts                      10,467,440      13,300,657
     Time deposits ($100,000 or more)           27,563,196      16,222,821
     Other time accounts                        66,257,286      61,953,180
                                               208,472,970     197,761,319
    Federal funds purchased                      3,825,000       2,150,000
    Securities sold under agreements to
      repurchase                                21,928,937       1,070,856
    Borrowed funds                               2,000,000       3,000,000
    Other                                        2,648,253       2,629,610
                                               238,875,160     206,611,785

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY
    Preferred stock, $10 par value, 300,000
       shares authorized; none issued                -               -
    Common stock, $5 par value, 1,500,000
       shares authorized; issued and
       outstanding: 1996 - 1,365,801 shares,
       1995 - 683,117 shares                     6,829,005       3,415,585
    Additional paid in capital                   1,494,678       4,923,490
    Undivided profits                           21,980,350      19,966,387
    Unrealized appreciation on
       available-for-sale securities, net           58,560         248,300
                                                30,362,593      28,553,762

                                              $269,237,753    $235,165,547




   See Notes to Consolidated Financial Statements.

                          BATH NATIONAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1996, 1995 and 1994

                                            1996        1995        1994

   Interest income:
     Loans                               $13,541,792 $13,235,400 $11,943,514
     Securities
       Held-to-maturity
         U.S. Government and agency
             obligations                     730,550       -           -
         State and municipal obligations       -         956,712   1,133,757
       Available-for-sale
         U.S. Government and agency
             obligations                   2,725,582   2,330,407   1,838,356
         State and municipal obligations   1,343,952     192,448       -
     Federal funds sold                       81,539     213,699      78,000
     Deposits in other banks and stocks      254,709     284,974     326,996

          Total interest income           18,678,124  17,213,640  15,320,623

   Interest expense:
     Deposits                              6,891,164   6,280,052   4,506,048
     Borrowings                              952,038     270,513      60,645
          Total interest expense           7,843,202   6,550,565   4,566,693

          Net interest income             10,834,922  10,663,075  10,753,930

   Provision for loan losses                 268,793     132,484      76,798

          Net interest income after
           Provision for loan losses      10,566,129  10,530,591  10,677,132

   Noninterest income:
     Service charges                         762,002     652,036     673,036
     Net realized gains (losses) on sale
      of available-for-sale securities       (21,653)     20,894     (44,209)
     Other                                   778,054     774,630     667,905

          Total other income               1,518,403   1,447,560   1,296,732

   Noninterest expenses:
     Salaries and employee benefits        3,806,366   3,751,460   3,460,987
     Occupancy                             1,058,539     975,644   1,010,934
     Other                                 2,275,164   2,245,485   2,266,223

          Total other expenses             7,140.069   6,972,589   6,738,144

   Income before income taxes              4,944,463   5,005,562   5,235,720

   Income taxes                            1,496,384   1,627,000   1,815,239

          NET INCOME                     $ 3,448,079 $ 3,378,562 $ 3,420,481

   NET INCOME PER COMMON SHARE                 $2.52       $2.49       $2.66

   See Notes to Consolidated Financial Statements.

                                           BATH NATIONAL CORPORATION

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 Years Ended December 31, 1996, 1995 and 1994

                                                   Common Stock
                                                                                  Net Unrealized
                                                                                   Appreciation
                                                                                  (Depreciation)  Total
                                        Number             Additional             on Available-   Stock-
                                          of                Paid in   Undivided    for-sale      holders'
                                         Shares    Amount    Capital    Profits     Securities    Equity
   Balance, January 1, 1994             638,480 $3,192,400 $2,907,923 $18,024,810 $    -      $24,125,133

   Adjustment to recognize
    unrealized appreciation on
    available-for-sale securities,
        net of taxes of $396,310          -          -          -           -        594,463      594,463


   Change in unrealized
    depreciation on available-for-
    sale securities, net of tax
    benefit of $941,490                   -          -          -           -     (1,412,237)  (1,412,237)

   Sale of common stock                     300      1,500     10,800       -          -           12,300

   Net income - 1994                      -          -          -       3,420,481      -        3,420,481
   Cash dividend declared ($2.51
    per common share)                     -          -          -      (3,229,123)     -       (3,229,123)
   Dividends reinvested                  34,610    173,050  1,497,792       -          -        1,670,842

   Balance, December 31, 1994           673,390  3,366,950  4,416,515  18,216,168   (817,774)  25,181,859

   Change in unrealized
    appreciation on available-for-
    sale securities, net of taxes
    of $774,880                           -          -          -           -      1,066,074    1,066,074

   Net income - 1995                      -          -          -       3,378,562      -        3,378,562
   Cash dividend declared ($1.20
    per common share)                     -          -          -      (1,628,343)     -       (1,628,343)
   Dividends reinvested                   9,727     48,635    506,975       -          -          555,610

   Balance, December 31, 1995           683,117  3,415,585  4,923,490  19,966,387    248,300   28,553,762
   2-for-1 stock split                  683,117  3,415,585 (3,415,585)      -          -            -

   Fractional shares repurchased           (433)    (2,165)   (13,227)      -          -          (15,392)
   Changes in unrealized
    appreciation on available-for-
    sale securities, net of taxes
    of $181,310                           -          -          -           -       (189,740)    (189,740)

   Net income - 1996                      -          -          -       3,448,079      -        3,448,079

   Cash dividend declared ($1.05
    per common share)                     -          -          -      (1,434,116)     -       (1,434,116)

   Balance, December 31, 1996         1,365,801 $6,829,005 $1,494,678 $21,980,350 $   58,560  $30,362,593

   See Notes to Consolidated Financial Statements.

                                        BATH NATIONAL CORPORATION

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Years Ended December 31, 1996, 1995 and 1994

                                              1996       1995       1994
   CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                           $ 3,448,079 $ 3,378,562 $ 3,420,481
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization         409,581     451,943     461,569
       Provision for loan losses             268,793     132,484     125,000
       Deferred taxes (benefits)              19,481       -         (59,109)
       Loan origination costs deferred       (72,635)      3,917     (27,031)
       Bond premium amortized and
         discount accreted                   175,703     218,043     184,280
       Losses (gains) on sale of
         investments                          21,653     (20,894)     44,209
       Loss on disposed assets                 -          35,216       -
       Changes in:
        Interest receivable                 (613,958)   (291,364)     72,641
        Other assets                        (459,293)   (104,138)   (562,654)
        Other liabilities                    180,474    (581,394)   (381,068)
           Net cash  provided by
           operating activities            3,377,878   3,222,375   3,278,318

   CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from calls and maturities
     of held-to-maturity securities            -          75,000   1,809,972
    Proceeds from sales and maturities
     of available-for-sale securities     13,926,729   9,644,906  17,028,619
    Purchases of held-to-maturity
     securities                          (20,000,000)   (333,346) (2,503,976)
    Purchases of available-for-sale
     securities                          (20,424,362)(27,996,216) (6,021,934)
    Federal funds purchased/sold           1,675,000   4,650,000  (2,450,000)
    Net (increase) decrease in interest
     bearing deposits in other banks         578,797    (114,053)  1,650,661
    Increase in loans, net                (8,283,737) (8,435,384) (5,785,127)
    Capital expenditures                    (329,947)   (883,947)   (489,856)
    Net cash paid in acquisition of bank       -           -        (787,758)
          Net cash provided by (used in)
          investing activities           (32,857,520)(23,393,040)  2,450,601

   CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Federal Home Loan Bank
     borrowings                                -       3,000,000       -
    Repayments of Federal Home Loan Bank
     borrowings                           (1,000,000)      -           -
    Net increase in securities sold
     under repurchase agreements          20,858,081   1,070,856       -
    Proceeds from sale of common stock         -           -          12,300
    Increase (decrease) in deposits       10,711,651  16,782,676  (3,357,043)
    Fractional shares repurchase             (15,392)      -           -
    Dividends paid, net of reinvestments  (1,434,116) (1,072,733) (1,558,281)
          Net cash provided by (used in)
          financing activities            29,120,224  19,780,799  (4,903,024)

   Net increase (decrease) in cash and
    due from banks                          (359,418)   (389,866)    825,895
   Cash and due from banks:
    Beginning of year                     10,218,648  10,608,514   9,782,619

    End of year                          $ 9,859,230 $10,218,648 $10,608,514

   See Notes to Consolidated Financial Statements.

                           BATH NATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                  Years Ended December 31, 1996, 1995 and 1994

                                            1996        1995       1994
   SUPPLEMENTAL DISCLOSURES OF CASH
       FLOW INFORMATION

       Interest paid                   $ 7,415,700 $ 6,471,600 $ 4,478,600

       Income taxes paid               $ 1,698,800 $ 1,761,700 $ 2,030,800

       Shares of common stock issued
         under the dividend reinvestment
         program in lieu of cash
         dividends of $0, $555,610, and
         $1,670,842 in 1996, 1995 and
         1994, respectively                  -           9,727      34,610



   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

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


   See Notes to Consolidated Financial Statements.

                              BATH NATIONAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Note 1. Summary of Significant Accounting Policies

        General

        Bath National Corporation (the "Company"), a bank holding company, and its wholly owned subsidiary, Bath National Bank (the Bank), a federal-chartered financial institution, are incorporated under the laws of New York State. The accounting and financial reporting policies of the entities are in accordance with generally accepted accounting principles and general practices within the banking industry.

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

        Trading

        Trading account assets are held for resale in anticipation of short term market movements. Trading account assets, consisting of debt and money market instruments, are stated at fair value. Gains and losses, both realized and unrealized, are included in other income.

        Held-to-Maturity
        Securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income over the period to maturity.

        Available-for-Sale

        Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as held-to-maturity securities.

        Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized.

        BATH NATIONAL CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Note 1. Summary of Significant Accounting Policies, Continued

        Securities, Continued

        Available-for-Sale, Continued

        Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

        Premiums and discounts are recognized in interest income over the period to maturity.

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

        The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb potential losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.
        Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowances based on their judgments of information available to them at the time of their examination.

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). SFAS 114 was amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." These Statements prescribe recognition criteria for loan impairment, generally related to commercial type loans, and measurement methods for certain impaired loans and all loans whose terms are modified in troubled debt restructurings subsequent to the adoption of these statements. A loan is considered impaired when it is

        BATH NATIONAL CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Note 1. Summary of Significant Accounting Policies, Continued

        Loans and Allowance for Loan Losses, Continued

        probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement. On January 1, 1995, the Bank adopted the provisions of SFAS 114 and SFAS 118. The effect of adoption of these Statements was not material to the financial statements.

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

        Foreclosed Real Estate

        Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowances are included in noninterest expense.
        Real estate properties formally acquired in settlement of loans were $150,700 and $501,120 at December 31, 1996 and 1995, respectively, and are included in other assets.

        Income Taxes

        Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, accumulated depreciation, and employee benefits for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the

        BATH NATIONAL CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Note 1. Summary of Significant Accounting Policies, Continued

        Income Taxes, Continued

        deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through a provision for income taxes.

        Employee Benefit Plans

        Retirement Benefits: The Bank has a defined contribution pension plan and a profit sharing plan, with a salary deferral feature, for those employees who meet the eligibility requirements set forth in the plans. Contributions to the defined contribution plan are based on formula while contributions to the profit sharing plan are at the discretion of the board of directors.

        Postretirement Benefits: The Bank provides certain health care benefits for all retired employees that meet certain eligibility requirements. The Bank's share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees' active service periods to the dates they are fully eligible for benefits, except that the Bank's unfunded cost that existed prior to the adoption of the plan is being accrued primarily in a straight line manner.

        Stock Split and Net Income Per Common Share

        On March 21, 1996, the Board of Directors approved a two-for-one common stock split, distributable on April 24, 1996 to stockholders of record at the close of business on that date. All per share amounts and numbers of shares in the consolidated financial statements have been restated to reflect this split. In addition, an amount equal to the $5 par value of the split shares has been transferred from additional paid in capital to common stock.

        Net income per common share is computed on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding were 1,365,832, 1,354,492 and 1,285,762 in 1996, 1995 and 1994, respectively.

        Use of Estimates

        The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Reclassifications

        Certain items have been reclassified in the 1995 and 1994 financial statements to conform with the 1996 presentation.

        BATH NATIONAL CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Note 2. Cash and Due From Banks

        The Bank is required to maintain reserve cash balances with the Federal Reserve Bank. The total of those reserve cash balances was approximately $4,397,000 and $4,095,000 at December 31, 1996 and 1995, respectively.

        Note 3. Securities

        In January 1994, the Bank adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The January 1, 1994 adjustment to the beginning balance for a change in accounting method relating to unrealized gains and losses on securities available-for-sale was an unrealized gain of $594,463 which is net of a $396,310 deferred tax provision.

        The Bank's management evaluated the investment portfolio during 1995 and determined that the classification of available-for-sale most closely matched the investment policy and goals of the Bank for certain securities. This determination resulted in the transfer of securities from the held-to-maturity classification as of December 1, 1995. The amortized cost of these securities as of December 1, 1995 was $19,891,000. Unrealized gains and losses were $364,000 and $83,000, respectively.

        The amortized cost and fair values of available-for-sale securities as of December 31, 1996 are summarized as follows:
                                                 Gross Unrealized
                                  Amortized
                                    Cost      Gains    Losses     Fair Value

        U.S. Government and
         agency securities        $15,847,517 $ 57,084 $(128,067) $15,776,534
        State and municipal
         securities                31,047,869  485,831   (56,996)  31,476,704
        Mortgage-backed and
         related securities        21,264,901   81,180  (495,503)  20,850,578
        Other                       1,792,924  165,942    (2,523)   1,956,343

                                  $69,953,211 $790,037 $(683,089) $70,060,159

        The amortized cost and fair value of available-for-sale securities as of December 31, 1996 by contractual maturity are shown below. Expected maturities differ from contractual maturities in mortgage-backed and related securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                Amortized           Fair
                                                  Cost              Value

        Due in one year or less                $11,802,358       $11,725,462
        Due after one year through five years   15,661,101        15,772,683
        Due after five years through ten years  20,065,474        20,548,127

        BATH NATIONAL CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Note 3. Securities, Continued

        Due after ten years                      1,159,377         1,163,309
                                                48,688,310        49,209,581
        Mortgage-backed and related securities  21,264,901        20,850,578

                                               $69,953,211       $70,060,159


        The amortized cost and fair values of held-to-maturity securities as of December 31, 1996 are summarized as follows:

                                               Gross Unrealized
                                    Amortized
                                      Cost      Gains   Losses    Fair Value
        U.S. Government and agency
         Securities               $20,000,000 $329,400 $   -      $20,329,400

        The amortized cost and fair value of securities being held-to-maturity as of December 31, 1996 by contractual maturity are shown below.

                                                 Amortized         Fair
                                                   Cost           Value

        Due after one year through five years   $20,000,000    $20,329,400

        The amortized cost and fair values of available-for-sale securities as of December 31, 1995 are summarized as follows:


                                                 Gross Unrealized
                                    Amortized
                                      Cost      Gains   Losses    Fair Value

        U.S. Government and agency
         securities               $17,836,228 $114,950 $(124,681) $17,826,497
        State and municipal
         securities                24,507,677  461,267   (95,610)  24,873,334
        Mortgage-backed and
         related securities        18,906,944  153,572  (267,611)  18,792,905
        Other                       2,402,085  237,244    (1,131)   2,638,198

                                  $63,652,934 $967,033 $(489,033) $64,130,934


        The amortized cost and fair value of available-for-sale securities as of December 31, 1995 by contractual maturity are shown below. Expected maturities differ from contractual maturities in mortgage-backed and related securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

        BATH NATIONAL CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Note 3. Securities, Continued
                                               Amortized        Fair
                                                 Cost           Value

        Due in one year or less                $13,612,564      $13,608,039
        Due after one year through five years   13,367,817       13,510,280
        Due after five years through ten years  16,920,356       17,350,413
        Due after ten years                        845,253          869,297
                                                44,745,990       45,338,029
        Mortgage-backed and related securities  18,906,944       18,792,905

                                               $63,652,934      $64,130,934


        Proceeds from sales of securities during 1996, 1995 and 1994, which were principally attributable to those available-for-sale, were $6,867,918, $5,728,507 and $13,056,627, respectively, with gross gains of $23,080, $23,839 and $151,694 and gross losses of $44,733,
        $2,945 and $195,903 realized on those sales.

        Securities with a carrying value of $66,136,796 and $45,320,394 and market values of $65,875,690 and $45,448,421 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

        Note 4. Loans, Net

        The components of loans at December 31, 1996 and 1995 were as follows:
                                                 1996           1995

        Commercial                          $ 67,078,298   $ 67,125,378
        Installment                           20,145,787     20,021,766
        Real estate mortgage                  41,587,646     36,034,923
        Home equity loans                     19,150,743     18,011,383
        Student                                7,488,854      6,562,524
        Credit card loans                      1,939,241      1,619,651
        Net deferred loan origination
         costs and unearned discounts            700,059        627,424
                                             158,090,628    150,003,049
        Less allowance for loan losses         1,650,000      1,650,000

        Loans, net                          $156,440,628   $148,353,049

        Real estate mortgage and home equity loans consist of:

        Mortgages with fixed rates                          $22,691,552
        Mortgages with variable rates                        18,896,094
        Home equity loans with fixed rates                   13,587,879
        Home equity loans with variable rates                 5,562,864

          Total real estate secured loans                   $60,738,389

        BATH NATIONAL CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Note 4. Loans, Net

        Changes in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                           1996         1995          1994

   Balance, beginning of year           $1,650,000   $1,725,000    $1,600,000
    Provision for loan losses              268,793      132,484        76,798
   Recoveries credited to the allowance     80,752      181,180       324,481
   Losses charged to the allowance        (349,545)    (388,664)     (276,279)

   Balance, end of year                 $1,650,000   $1,650,000       $1,725,000


   The Bank has, and may be expected to have in the future, banking transactions with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). The aggregate amount of loans to related parties was $589,200 and $4,373,200 at December 31, 1996 and 1995, respectively.

   The activity with respect to related parties for the year ending December 31, 1996 follows:

   Aggregate amount beginning of period                 $ 4,373,200
   New loans                                                595,000
   Repayments                                            (4,379,000)

   Aggregate amount end of period                       $   589,200


   Note 5. Premises and Equipment

   At December 31, 1996 and 1995, premises and equipment consist of:

                                          1996             1995
   Land                               $  502,389       $  502,389
   Buildings and improvements          5,879,475        5,729,351
   Furniture and equipment             2,628,736        2,452,549
    Total                              9,010,600        8,684,289
   Less accumulated depreciation       3,949,898        3,574,133

   Premises and equipment, net        $5,060,702       $5,110,156

   Depreciation expense was $379,401, $393,354 and $391,064 for the years ended December 31, 1996, 1995 and 1994, respectively.

   BATH NATIONAL CORPORATION

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 6. Deposits

   A summary of deposit accounts at December 31, by maturity, is as follows:

                                          1996             1995

   No contractual maturity            $114,661,724     $119,604,109
   Maturity within one year             77,592,337       64,908,427
   Maturity after one year through
    five years                          16,218,909       13,248,783

                                      $208,472,970     $197,761,319


   Note 7. Securities Sold Under Agreements to Repurchase

   Substantially, all securities sold under repurchase agreements were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Bank substantially identical securities at the maturities of the agreements. Agreements approximating $18,500,000 mature in July 1999. The balance of the agreements mature in less than four months.

   Information concerning securities sold under agreements to repurchase is summarized as follows:

                                              1996          1995

   Average balance during the year        $11,374,200    $3,083,900
   Average interest rate during the year        4.75%         5.05%
   Maximum month-end balance during
     the year                             $22,372,100    $5,650,000

   Securities underlying the agreements
     at year-end:
   Carrying value                         $25,967,387    $2,933,781
   Estimated fair value                   $26,287,794    $2,945,113

   BATH NATIONAL CORPORATION

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 8. Borrowed Funds

   Borrowed funds represent advances from the Federal Home Loan Bank. The advances at December 31, 1996 and 1995 are summarized as follows:

                                        1996

                   Advance            Interest            Maturity
                   Amount              Rate                Date

                   $1,000,000         5.95%               January 1997
                    1,000,000         5.99%               July 1997

                   $2,000,000

                                        1995

                   Advance            Interest            Maturity
                   Amount              Rate                Date

                   $1,000,000         5.90%               July 1996
                   $1,000,000         5.95%               January 1997
                   $1,000,000         5.99%               July 1997

                   $3,000,000

   BATH NATIONAL CORPORATION

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 9. Income Taxes

   A summary of the components of income taxes is as follows:

                                          Years Ended December 31,

                                     1996           1995          1994

   Current Tax
     Federal                     $1,097,485     $1,180,000    $1,366,348
     State                          379,418        447,000       508,000
        Total current tax
          expense                 1,476,903      1,627,000     1,874,348
   Deferred tax (benefit)
     Federal and State               19,481          -           (59,109)

        Total provision for
          income taxes           $1,496,384     $1,627,000    $1,815,239

   A reconciliation of the expected income tax expense, computed at the federal statutory rate of 34%, to the income tax expense included in the consolidated statements of income is as follows:

                                        Years Ended December 31,

                                     1996           1995          1994

   Statutory provision           $1,681,117     $1,701,891    $1,784,124
   Tax exempt interest             (508,980)      (436,560)     (385,477)
   State income tax, net of
     federal benefit                250,416        295,020       335,280
   Non deductible interest           57,800         49,310        32,656
   Other                             16,031         17,339        48,656

        Total                    $1,496,384     $1,627,000    $1,815,239
   Net deferred tax liabilities (classified as other liabilities) consist of the following at December 31, 1996 and 1995:

                                               1996          1995
   Deferred tax liabilities:
     Depreciation                          $  550,670    $  526,480
     Deferred loan fees                       336,029       301,164
     Unrealized gain on available-
       for-sale securities                     50,400       229,700
                                              937,099     1,057,344

   Deferred tax assets:
     Provision for loan losses                548,153       548,153
     Employee benefits                        337,891       296,308
                                              886,044       844,461
     Less valuation allowance                   -             -
                                              886,044       844,461
   Net deferred tax liability              $  (51,055)   $ (212,883)

   BATH NATIONAL CORPORATION

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 10. Employee Benefit Plans and Postretirement Benefits

   Employee Benefit Plans:

   The Bank has a defined contribution pension plan for those employees who meet the eligibility requirements set forth in the plan. Substantially all of the Bank's full time employees are covered by the plan. Contributions to the plan are based on a formula computation relating to length of service and salary level. The Bank's defined contribution pension plan expense was $214,300, $139,200 and $137,900 for 1996, 1995 and 1994, respectively.

   The Bank also has a profit sharing plan, with a salary deferral feature, for those employees who meet the eligibility requirements set forth in the plan. Contributions to the plan are at the discretion of the Board of Directors. Substantially all of the Bank's full time employees are covered by the plan. The Bank's profit sharing plan expense was $198,800, $232,400, and $181,100 for 1996, 1995, and 1994, respectively.

   The Bank has severance compensation agreements with a number of Bank officers which do not become effective unless there has been a change incontrol of the Bank as defined and the Bank terminates the officers' employment. Under those conditions the Bank will pay, as severance, a lump sum payment equal to five times the aggregate annual compensation paid to the executive officers during the calendar year immediately preceding the change in control.

   Postretirement Benefits:

   TheBank provides health care benefits to retired employees who meet specified age and service requirements through a postretirement health care plan in which both the bank and retiree share the cost. The plan provides for substantially the same medical insurance coverage as for active employees until their death and is integrated with medicare for those retirees aged 65 or older.

   Postretirement benefit expense was $131,287, $127,706 and $132,888 for 1996, 1995 and 1994, respectively.

   The components of the postretirement benefit cost are as follows:

                                       1996        1995      1994
   Service cost for benefits earned
    during the year                   $26,690   $ 29,586  $ 29,850
   Interest cost on accumulated
    postretirement benefit obligation 70,005 64,117 65,385 Amortization of transition
    obligation                         26,514     26,514    26,514
   Amortization of net loss             8,078      7,489    11,139

      Net annual postretirement
        benefit cost                  $131,287  $127,706  $132,888

   The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 8.0%, and a health care cost trend rate of 6.0%.

   BATH NATIONAL CORPORATION

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 10. Employee Benefit Plans and Postretirement Benefits, Continued

   Postretirement Benefits, Continued:

   Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant, would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately $150,000 and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1996 by approximately $23,700.

   The following table sets forth the plan's funded status reconciled with the amount shown on the Bank's balance sheet at December 31, 1996 and 1995:

   Accumulated postretirement benefit obligation:
                                                       1996       1995
   Retirees                                          $489,213   $469,210
   Fully eligible active plan participants             99,721     47,093
   Other active plan participants                     360,236    357,548

   Accumulative postretirement benefit obligation
     in excess of plan assets                         949,170    873,851
   Unrecognized transition obligation                (424,239)  (450,753)
   Unrecognized net loss due to changes in
     assumptions                                     (202,852)  (187,126)

          Accrued postretirement benefit cost        $322,079   $235,972

   Note 11.Regulatory Matters

   The Bank is subject to various regulatory capital requirementsadministered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meetspecific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

   As of December 31, 1996, the most recent notification from the Office of Controller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There

   BATH NATIONAL CORPORATION

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 11. Regulatory Matters, Continued

   are no conditions or events since that notification that management believes have changed the institution's category.

   The Bank's actual capital amounts and ratios are also presented in the table.

                                           For Capital
                                                                To Be Well
                           Actual       Adequacy Purposes:      Capitalized:
                      Amount     Ratio    Amount    Ratio    Amount     Ratio
   As of December
    31, 1996:

   Total Capital
    (to Risk
    Weighted Assets)$30,363,000 21.39%  $11,357,000 >8.0%  $14,196,000 >10.0%
   Tier 1 Capital
    (to Risk
    Weighted Assets) 30,014,000 21.14%    5,679,000 >4.0%    8,518,000 > 6.0%
   Tier 1 Capital
    (to Average
     Assets)         30,014,000 11.89%   10,094,000 >4.0%   12,617,000 > 5.0%

   As of December
    31, 1995:

   Total Capital
    (to Risk
    Weighted Assets) 28,554,000 22.57%   10,122,000 >8.0%   12,652,000 >10.0%
   Tier 1 Capital
    (to Risk
    Weighted Assets) 27,988,000 22.12%    5,061,000 >4.0%    7,561,000 > 6.0%
   Tier 1 Capital
    (to Average
     Assets)         27,988,000 12.60%    8,886,000 >4.0%   11,108,000 > 5.0%
   The Bank is restricted as to the amount of dividends which can be paid.
   Dividends declared by national banks that exceed the net income (as defined)
   for the current year plus retained net income for the preceding two yearsmust be approved by the Comptroller of the Currency.  Under the formula, dividends of approximately $3,956,000 may be paid without prior regulatory approval.
   Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in capital levels being reduced below the minimum requirements shown above.

   Note 12.Commitments and Contingencies

   Financial instruments with off balance sheet risk:

   The Bank is party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standbyletters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

   BATH NATIONAL CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 12. Commitments and Contingencies, Continued

   The Bank's exposure to credit loss in the event of non performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on balance sheet instruments. A summary of the Bank's commitments at December 31, 1996 is as follows:

   Revolving open-end lines secured by
    1-4 family residential properties                $ 4,044,633
   Credit card lines                                   4,795,792
   Commercial real estate, construction
    and land development                               3,683,869
   Commercial and similar letters of credit, net         285,860
   Other unused commitments                           11,541,035

                                                     $24,351,189

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

   Concentrations of credit risk:

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

   BATH NATIONAL CORPORATION

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 13. Disclosure About Fair Value of Financial Instruments

   Line of Credit:

   The Bank has credit available from the Federal Home Loan Bank and Manufacturers and Traders Bank in the amount of $7,730,000 and $2,000,000, respectively, at the overnight federal funds rate.

   Fair value of financial instruments:

   The fair values shown below represent management's estimates of values at which the various types of financial instruments could be exchanged in transactions between willing, unrelated parties. They do not necessarily represent amounts that would be received or paid in actual trades of specific financial instruments.
                                               1996               1995
                                        Carrying   Fair     Carrying  Fair
                                         Amount    Value     Amount   Value
   Financial Assets:
    Cash and short term investments    $ 12,816  $ 12,816  $ 13,753  $ 13,753
   Securities                           90,060    90,390    64,130    64,130
    Loans, net                          156,441   157,340   148,353   150,327
                                       $259,317  $260,546  $226,236  $228,210
   Financial Liabilities:
    Deposits                           $208,473  $208,535  $197,761  $198,073
    Federal funds purchased               3,825     3,825     2,150     2,150
    Securities sold under agreements
     to repurchase                       21,929    21,929     1,071     1,071
    Borrowed funds                        2,000     2,000     3,000     3,000

                                       $236,227  $236,289  $203,982  $204,294

   Unrecognized financial instruments
    Commitments to extend credit       $ 24,214  $ 24,214  $ 19,311  $ 19,311

   The specific estimation methods and assumptions used can have a substantial impact on the resulting fair values of financial instruments.  Following is a brief summary of the significant methods and assumptions used in the above

   table:

   Cash and short term investments:

   For those short term instruments, the carrying amount is a reasonable estimate of fair value.

   Securities:

   For a securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

   BATH NATIONAL CORPORATION

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 13.Disclosures About Fair Value of Financial Instruments, Continued

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

   Commitments to extend credit and standby letters of credit:

   The fair value of commitments is estimated using the fees currently chargedto enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreementsor on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

   Note 14.Acquisitions

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

   BATH NATIONAL CORPORATION

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 15.Parent Company Only Financial Information

   Parent company (Bath National Corporation) only condensed financial information is as follows:

                    CONDENSED STATEMENTS OF FINANCIAL CONDITION
                             December 31, 1996 and 1995

                   ASSETS                       1996         1995

   Cash                                     $     2,920   $       282
   Dividend receivable                          615,000       681,000
   Investment in subsidiary                  30,391,234    28,586,061

        Total assets                        $31,009,154   $29,267,343

      LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES
    Dividend payable                        $   614,610   $   680,238
    Other liabilities                            31,951        33,343
                                                646,561       713,581

   STOCKHOLDERS' EQUITY
    Common stock                              6,829,005     3,415,585
    Additional paid in capital                1,494,678     4,923,490
    Undivided profits                        21,980,350    19,966,387
    Unrealized appreciation on available-
     for-sale securities, net                    58,560       248,300
                                             30,362,593    28,553,762

        Total liabilities and
         stockholders' equity               $31,009,154   $29,267,343


                         CONDENSED STATEMENTS OF OPERATIONS
                    Years Ended December 31, 1996, 1995 and 1994
                                          1996        1995        1994

   Revenue                           $    -      $    -      $     -

   Expenses
    Other operating expenses              1,835       4,728      11,703

   Loss before equity in earnings
    of subsidiary                        (1,835)     (4,728)    (11,703)

   Equity in earnings of subsidiary   3,449,914   3,383,290   3,432,184

   Net income                        $3,448,079  $3,378,562  $3,420,481

   BATH NATIONAL CORPORATION

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 15. Parent Company Only Financial Information Continued

                         CONDENSED STATEMENTS OF CASH FLOW
                    Years Ended December 31, 1996, 1995 and 1994

                                         1996         1995       1994
   CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net income                       $ 3,448,079  $ 3,378,562 $ 3,420,481
   Adjustments to reconcile net
    income to net cash used in
    operating activities:
      Net earnings of subsidiary     (3,449,914)  (3,383,290) (3,432,184)
      Change in other liabilities        (1,392)      (3,740)     (1,548)
         Net cash used in operating
           activities                    (3,227)      (8,468)    (13,251)

   CASH FLOWS FROM INVESTING
   ACTIVITIES
    Cash dividend received            1,506,000    1,623,000     636,000

   CASH FLOWS FROM FINANCING
   ACTIVITIES
    Proceeds from shares sold              -            -         12,300
    Cash dividends paid              (1,500,135)  (1,619,826)   (632,195)
         Net cash used in financing
           activities                (1,500,135)  (1,619,826)   (619,895)

   Net increase (decrease) in cash        2,638       (5,294)      2,854

   Cash, January 1                          282        5,576       2,722

   Cash, December 31                $     2,920  $       282 $     5,576


   ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
                                        None

                                   Part III

   ITEM 10.  Directors and Executive Officers of the Registrant

   Information under this Item 10 has been included in the Registrant's Proxy Statement, included on pages 6 through 8, for its 1997 Annual Meeting filed with the Securities and Exchange Commission in March 1997 and which is incorporated herein by reference.

   ITEM 11.  Executive Compensation

   Information under this Item 11 has been included in the Registrant's Proxy Statement, pages 8 through 11, for its 1997 Annual Meeting filed with the Securities and Exchange Commission in March 1997 and which is incorporated herein by reference.

   ITEM 12.  Security Ownership of certain Beneficial Owners and
             Management

   Information under this Item 12 has been included in Registrant's Proxy Statement, page 7, for its 1997 Annual Meeting filed with the Securities and Exchange Commission in March 1997 and which is incorporated herein by reference.

   ITEM 13.  Certain Relationships and Related Transactions

   Information under this Item 13 has been included in the Registrant's Proxy Statement, page 11, for its 1997 Annual Meeting filed with the Securities and Exchange Commission in March 1997 and which is incorporated herein by reference.


                                    PART IV

   ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K

   A. Financial Statements, Financial Statement Schedules and Exhibits

      1. Financial Statements

         The information required under this section is located in Item 8 of this 10-K report.

   B. Reports on Form 8-K

      No reports on form 8-K were required to be filed for the fourth quarter of 1996.

   PART IV, Continued

   ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, Continued

   C. Exhibits

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

          10.3          Early Retirement Plan - Officers*

          10.4          Trustee Fee Plan*

          22            Subsidiaries of the Registrant*

                        Registrant has only one subsidiary as follows:
                                    Bath National Bank
                                    Bath, New York

   *Filed with Registrant's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

   ** Submitted to the Securities Exchange Commission on or about March 22, 1996 in connection with Rule 14a-3.

   D. Financial Statements Schedules

      Financial Statements Schedules are omitted in this particular section since the required information is inapplicable or the required information is presented in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented as Item 8 in Part II.

                                     SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized as of the 20th day of March, 1997.

                                             BATH NATIONAL CORPORATION




                                             By:
                                               Robert H. Cole, President
                                               Chief Executive Officer

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated all as of the 20th day of March, 1997.

   Principal Executive Officer:


   _____________________________
   Robert H. Cole, President
   Chief Executive Officer and
   Director


   Principal Financial and Accounting Officer



   ________________________________________
   Edward C. Galpin, Vice President,
   Chief Financial Officer, and Director

   Directors:


   _____________________________
   Laverne H. Billings, Director




   ______________________________
   Theodore P. Capron, Director

   _________________________
   Herbert Fort, Director




   ___________________________
   Lisle E. Hopkins, Director




   ___________________________
   Lawrence Howell, Director





   _________________________
   Constance Manikas, Director




   _____________________________
   Douglas McCabe, Director




   __________________________
   Joseph F. Meade, Jr., Director





   ____________________________
   Freeman H. Smith, III, Director




   _____________________________
   Patrick Sullivan, Director




   ____________________________
   Alan J. Wilcox, Director