Form 10-Q
period 1997-03-31
BATH NATIONAL CORP
filed 1997-04-30
CIK 709335

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ending March 31, 1997

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

             Yes   X      No

        The number of shares outstanding of the issuer's Common Stock, $5 par value was 1,365,801 shares as of March 31, 1997.

                                  TABLE OF CONTENTS

                                                                Page No

        PART I.   FINANCIAL INFORMATION                          1 -  7

        PART II.  OTHER INFORMATION

                  ITEM 1.  Legal Proceedings                          8

                  ITEM 2.  Changes in Securities                      8

                  ITEM 3.  Defaults upon Senior Securities            8

                  ITEM 4.  Submission of Matters to a Vote
                           of Security Holders                        8

                  ITEM 5.  Other Information                          8

                  Item 6.  Exhibits and Reports on Form 8-K           8


        PART III. MANAGEMENT'S DISCUSSION AND ANALYSIS           9 - 11

  PART I, FINANCIAL INFORMATION

                              BATH NATIONAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                   MARCH 31, 1997 AND DECEMBER 31, 1996 (Unaudited)

                                                    March 31,   December 31,
                                                      1997          1996
        ASSETS
        Cash and due from banks                  $  8,424,700   $  9,859,200
        Interest Bearing Deposits
          in other banks                            2,564,000      2,956,500
        Securities Held-to-Maturity
          approx. market value 3/97                20,000,000     20,000,000
          $19,971,200, 12/97 $20,329,400
        Available-For-Sale                         70,750,300     71,128,900
        Total Investments                          90,750,300     91,128,900
        Federal Funds Sold                            925,000              0
        Loans, Gross                              157,754,000    158,241,300
          Less: Allowance for loan loss             1,650,000      1,650,000
        Premises and equipment-Net                  5,049,600      5,060,700
        Interest Receivable                         2,102,700      2,389,100
        Other Assets                                  844,200      1,251,900
        TOTAL ASSETS                             $266,764,500   $269,237,600

        LIABILITIES AND STOCKHOLDERS' EQUITY
        LIABILITIES:
           Deposits:
             Demand                              $ 31,445,200   $ 29,137,000
             Savings                               43,780,700     43,491,400
             NOW accounts                          32,485,500     31,556,500
             Money market deposit accounts         10,042,700     10,467,400
             Time deposits (in denominations
                of $100,000 or more)               25,469,500     27,563,200
             Other time accounts                   68,672,300     66,257,300
           TOTAL DEPOSITS                         211,895,900    208,472,800

           FHLB Borrowings                          1,000,000      2,000,000
           Federal Funds Purchased                          0      3,825,000
           Repurchase Agreements                   21,158,500     21,928,900
           Other liabilities                        1,987,900      2,648,300
           TOTAL LIABILITIES                     $236,042,300   $238,875,000

        STOCKHOLDERS' EQUITY:
          Preferred stock:
             $10 par value, 300,000 shares
             authorized                                    -              -
        Common stock:
           $5 par value, 1,500,000 shares
           authorized; issued and outstanding
           12/96 - 1,365,801 shares,
           3/97 - 1,365,801 shares                  6,829,000      6,829,000
        Surplus                                     1,494,800      1,494,800
        Undivided profits                          22,533,800     21,980,200
        Unrealized gain/loss - Investments           (135,400)        58,600
           TOTAL STOCKHOLDERS' EQUITY              30,722,200     30,362,600
        TOTAL EQUITY AND LIABILITIES             $266,764,500   $269,237,600

        See notes to condensed unaudited consolidated financial statements.

        BATH NATIONAL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                      1997            1996
        INTEREST INCOME:
          Interest and fees on loans              $3,413,100      $3,272,900
          Interest on federal funds sold              44,400          34,800
          Interest on investment securities:
            US Treasury and Gov. Agencies            627,000         261,500
            Municipal obligations                    413,400         342,500
            Taxable Municipals                        39,000          49,200
            Mortgage backed securities               363,600         312,200
            Interest Bearing due from                 38,700          52,900
            Other                                     16,200          14,200
            Total Interest Income                  4,955,400       4,340,200

        INTEREST EXPENSE:
          Interest on Deposits                     1,795,200       1,676,500
          Repurchase Agreement                       337,900          24,300
          Interest on short-term borrowings           21,700          52,400
            Total Interest Expense                 2,154,800       1,753,200

        Net Interest Income                        2,800,600        2,587,000

        Provision for loan losses (recoveries)       129,100          (5,000)

        Net interest income after provision
          for loan losses                          2,671,500       2,592,000

        OTHER OPERATING INCOME:
          Service charges                            193,300         161,800
          Trust department fees                       11,800          12,200
          Investment gains (losses)                        0             900
          Other                                      106,600         133,900
            Total other operating income             311,700         308,800

        OTHER OPERATING EXPENSES:
          Salaries and employee benefits           1,092,400         973,900
          Occupancy                                  156,400         165,100
          Depreciation                                97,000          97,800
          Other operating expenses                   468,500         464,400
            Total other operating expenses         1,814,300       1,701,200

        INCOME BEFORE INCOME TAXES                 1,168,900       1,199,600
        INCOME TAXES                                 342,300         372,000

        NET INCOME                                $  826,600      $  827,600

        EARNINGS PER COMMON SHARE <F2>                   .61           $ .61

        DIVIDENDS DECLARED PER COMMON SHARE              .20           $ .20

        <F1> All per share data has been restated to reflect a two-for-one stock split on April 24, 1996.

        ANALYSIS OF NET INTEREST EARNINGS

        The following is a presentation of an analysis of the net interest earnings of the company for the three months ended March 31, 1997 and 1996, respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:

                                        Three Months Ended March 31, 1997
                                             (dollars in thousands)
                                                    Interest
                                      Average        Earned       Average
                Assets                 Amount       or Paid    Yield or Rate

        Interest Bearing Due
         From Banks                 $  2,755        $   39         5.67%

        Taxable Securities            59,434         1,047         7.05%

        Non-Taxable Securities        31,363           576         7.35%

        Federal Funds Sold             3,504            44         5.03%

        Loans                        157,817         3,465         8.79%

        Total Interest-Earning
          Assets                    $254,873        $5,171         8.12%


                Liabilities

        NOW's & Money Market Accts. $ 45,963        $  230         2.00%

        Savings Deposits              43,851           297         2.71%

        Time Deposits                 95,953         1,268         5.29%

        Total Interest-Bearing
          Deposits                  $185,767        $1,795         3.87%

        Repurchase Agreements         21,704           338         6.23%

        Federal Funds Purchased          481             7         5.84%

        Federal Home Loan Bank
          Borrowings                   1,133            15         5.30%

        Total Interest-Bearing
          Liabilities               $209,085        $2,155         4.13%

        Net Interest Income                          3,016         4.74%

        Less Tax-Equivalent Adjustment                 215

        Net Interest Income                         $2,801

                                        Three Months Ended March 31, 1996
                                             (dollars in thousands)
                                                    Interest
                                      Average        Earned       Average
                Assets                 Amount       or Paid    Yield or Rate

        Interest Bearing Due
         From Banks                 $  3,518        $   53         6.03%

        Taxable Securities            40,176           637         6.34%

        Non-Taxable Securities        24,572           466         7.60%

        Federal Funds Sold             2,801            35         5.00%

        Loans                        150,054         3,328         8.88%

        Total Interest-Earning
          Assets                    $221,121        $4,519         8.20%


                Liabilities

        NOW's & Money Market Accts. $ 47,235        $  250         2.12%

        Savings Deposits              46,265           339         2.93%

        Time Deposits                 80,282         1,088         5.43%

        Total Interest-Bearing
          Deposits                  $173,782        $1,677         3.86%

        Repurchase Agreements          1,969            24         4.88%

        Federal Funds Purchased          403             6         5.96%

        Federal Home Loan Bank
          Borrowings                   3,000            46         6.16%


        Total Interest-Bearing
          Liabilities               $179,154        $1,753         3.92%

        Net Interest Income                          2,766         5.00%

        Less Tax-Equivalent Adjustment                 179

        Net Interest Income                         $2,587

        BATH NATIONAL CORPORATION
        CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (Unaudited)

                                                             March 31,
                                                         1997        1996
        CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income                                    $  826,600  $  827,600
        Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation                                   97,000      97,800
           Provision for loan losses                     129,100      (5,000)
           Provision for deferred taxes                        0    (231,700)
           Loan origination costs deferred              (193,900)      4,500
           Bond premium amortized and (discount accrued)  42,400      47,100
           (Increase) or Decrease in interest
                 receivable                              286,400      68,500
           Increase or (Decrease) in other
                 liabilities                            (660,400)   (778,900)
           (Increase) or Decrease in other assets        407,700      32,800
           Net cash provided by operating activities     934,900      62,700

        CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from maturing investment securities   1,527,700   3,142,000
        Proceeds from sales of investment securities           0           0
        Purchases of investment securities            (1,191,500) (6,736,400)
        (Increase) or decrease in federal funds sold (925,000) (3,350,000) Increase or (decrease) in federal funds purch.(3,825,000) (2,150,000)
        Increase or (decrease) in Repurchase Agmts.     (770,400)  1,180,700
        Net in interest bearing deposits
           in other banks                                392,500      94,600
        Principal collected on loans                   9,538,900  11,018,300
        Loans made to customers                       (9,180,700)(10,706,000)
        Capital expenditures                             (85,900)   (113,800)
        Net cash (used) or provided in
           investing activities                       (4,519,400) (7,620,600)

        CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase in demand deposits, NOW
           MMDA, & savings accounts                    3,101,800   4,578,600
        Proceeds from sales of certificates of dep.   14,919,000   8,096,200
        Payments for maturing certificates
                of deposit                           (14,597,700) (3,688,400)
        Dividends paid                                  (273,100)   (275,000)
        Repayment of FHLB borrowings                  (1,000,000)          0
        Net cash provided by financing activities      2,150,000   8,711,400

        NET INCREASE OR (DECREASE) IN CASH AND
                    CASH EQUIVALENTS                  (1,434,500)  1,153,500

        CASH AND CASH EQUIVALENTS AT
                    BEGINNING OF YEAR                  9,859,200  10,218,600

        CASH AND CASH EQUIVALENTS AT
                    END OF THREE MONTHS              $ 8,424,700 $11,372,100

        BATH NATIONAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        MARCH 31, 1996 AND 1997.    (Unaudited)

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

            The results of operations for the three month period ended 3-31-97 are not necessarily inductive of the results to be expected for the full year.

        2.  INVESTMENT SECURITIES
            Investment securities held-to-maturity are stated at cost plus discount accrued and premium amortized.

            The carrying value and market value of those securities classified as held to maturity are as follows:

                                       Fair          Gross
                           Book       Market       Unrealized
                           Value      Value       Gain    Loss       Net

        Agencies         20,000,000 19,971,200     0     (28,800)  (28,800)


            Investment securities classified as available-for-sale are stated at fair market value. The carrying value, fair market value, and unrealized gain/loss for those securities are as follows:

                                       Fair          Gross
                           Book       Market       Unrealized
                           Value      Value       Gain    Loss       Net

        U.S. Treasury
          and other US
          agencies       14,848,800 14,658,800    5,600 (195,600) (190,000)

        States and
          Political
          Subdivisions   33,924,100 34,209,700  417,900 (132,300)  285,600

        Mortgaged
          Backed Sec.    21,137,500 20,812,800   52,200 (376,900) (324,700)

        Equity Secur.     1,069,000  1,069,000      -        -         -

        TOTAL            70,979,400 70,750,300  475,700 (704,800) (229,100)

        BATH NATIONAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        MARCH 31, 1996 AND 1997.    (Unaudited)

        3.  ALLOWANCE FOR LOAN LOSSES
            The provision for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio and, on an annual basis, generally exceeds the amount of net loan losses charged against the allowance.

                Balance - January 1, 1997              $1,650,000
                Charge offs                              (152,200)
                Recoveries                                 23,100
                Provision charged to income               129,100
                Balance - March 31, 1997               $1,650,000

        4.  INCOME TAXES
            Provision for deferred income taxes are made as a result of timing differences between financial and taxable income. These differences relate principally to depreciation of bank premises and equipment, accretion of discounts on investment securities and provisions for loan losses.

        5.  PER SHARE DATA
            The per share of common stock information is based upon the weighted average number of shares outstanding during each period.

                             PART II    OTHER INFORMATION

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

                 There were no reports filed on Form 8-K.

  PART III

        Discussions and Analysis of Financial Condition and Result of
        Operations
                                                  (Interim)   (Unaudited)
        The Bath National Corporation has one subsidiary bank (Bath National
        Bank).  There are no non-banking subsidiaries.

        Liquidity and Capital Resources

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

        The investment portfolio is one of Bath National Corporation's primary sources of liquidity. The Company's other primary sources of liquidity are federal funds sold and purchased. Other sources of liquidity include repayment of loans and sale of loans. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. Interest bearing deposits in other financial institutions maturing within one year total $1.6 million. Also, high quality securities are readily marketable and provide another level of liquidity. Maturities in the loan portfolio also provide a steady flow of funds. At March 31, 1997 loans with an aggregate balance of $11.4 million and securities of $5.0 million were due to mature in one year or less. Additional funds flow from payments on installment and revolving credit loans and from a historically high level of net operating earnings. Bath National's liquidity also continues to be enhanced by a relatively stable deposit base. On March 31, 1997, the loan to deposit ratio was 74% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 85%.

        In addition to the sources of liquidity above, Bath National Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency. The bank also has an agreement with our correspondent bank to borrow overnight federal funds. During 1997, the bank has had a net average daily federal funds sold of $3.0 million.

        The bank is also a member of, and has a line of credit with the Federal Home Loan Bank of New York, and based upon the current level of stock ownership, the bank is authorized to borrow up to $9.7 million under this line of credit. The bank has borrowed an average of $1.13 million during 1997 against the line of credit.

        The adequacy of the Bank's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Bank's resources. An adequate capital base is important for continued growth, expansion and added protection against unexpected losses.

        The Federal Reserve Board and Office of the Comptroller of the Currency have guidelines as to the minimum risk based capital requirement of community banks. This minimum is presently 8.0%. Bath National Corporation had primary capital at March 31, 1997 as follows:

        Components of Capital                     3-31-97       3-31-96

              Common Equity                    $30,722,200    $28,847,600
              Allowance for loan losses          1,650,000      1,650,000
                 Subtotal                       32,372,200     30,497,600
              Less:  Goodwill                     (311,600)      (335,800)
              TOTAL PRIMARY CAPITAL            $32,060,600    $30,161,800

        The Company's capital to asset ratios for the first quarter of 1997 and 1996 are as follows:
                                   Leverage            Risk Based

                             Required               Required
                             Minimum      Actual    Minimum    Actual
        March 31, 1997        4.00%       12.02%      8.00%    22.93%
        March 31, 1996        4.00%       12.43%      8.00%    21.34%

        OTHER OPERATING INCOME

        Service charge income increased from $161,800 to $193,300 for the corresponding quarters. An increase in the club fee from $5 to $6 and an increase in the number of accounts provide the basis for the increase. Other operating income declined due to an accounting adjustment which will be corrected in the second quarter 1997.


        OTHER OPERATING EXPENSE

        Salaries and employee benefits increased $118,000 for the first quarter of 1997 as compared to first quarter 1996. Approximately $30,000 of this increase is due to an accrual error as of December 31, 1996, which had the effect of shifting a portion of the bank salary expense to the first quarter of 1997. The balance of increase in salaries and employee benefits consists of normal salary increases and an increase in the cost of health benefits.


        Net Interest Income

        Net interest income on a tax equivalent basis increased sharply from $2,766,000 as of March 31, 1996 to $3,016,000 for the three months ended March 31, 1997. Interest and fees on loans increased by approximately $140,000 for the corresponding quarter due principally to the increase in average loans outstanding. Investment securities income on a tax equivalent basis increased to $1,623,000 from $1,103,000 in the corresponding quarter ended 1996. Of this increase, a US Government Agency totalling $20,000,000, which was purchased and subsequently sold in a repurchase agreement transaction, accounts for $384,000 in increased investment income. Likewise, a corresponding increase in repurchase agreement interest expense totalling $313,000 was incurred. Interest expense on deposit accounts also increased from $1,676,000 to $1,795,000 due principally to an increase in outstanding balances.

        Provision for Loan Losses

        The Company's management is cognizant of the fact that there are risks of loss involved in any lending function. Identifying the extent of the risk for each loan category, and the probability that losses will be sustained based on delinquency experience, is part of the overall plan for establishing an Allowance for Loan Losses.

        Bath National Bank recorded net loan charge offs totaling $129,100 for the quarter ended March 31, 1997 verses net loan recoveries of $5,000 for the comparable quarter of 1996. The reserve for loan loss totals $1,650,000. The Board of Directors has determined that $1,650,000 is a sufficient reserve for loan losses based on an analysis of past due loans, historical data and specific identification of problem loans.


        Non-Performing Assets

        The Bank's policy is to discontinue the accrual of interest on loans (other than instalment loans) for which principal or interest is past due 120 days or more and which are not fully collateralized. Such loans are classified as non-accrual by BNB. This classification does not, however, necessarily indicate that the principal of the loan is uncollectible, but does warrant a review of the collectibility. When a loan is placed on a non-accrual basis, any unpaid interest accrued is reversed against current income.

        On March 31, 1997, total non-accruing assets were $540,400. Collateral supporting the loans totals approximately $569,000.

        Non-Performing Loans

             Non-performing loans are summarized as follows:
                Other Real Estate                             $ 45,400
                Non-accrual loans                             $540,400
                Past due 90 days or more and still accruing   $165,000
               Total                                          $750,800

                                      SIGNATURES




        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


        BATH NATIONAL CORPORATION


        _____________________________________  DATE
        Robert H. Cole
        President




        _____________________________________  DATE
        Edward C. Galpin
        Vice President and Treasurer