Form 10-Q
period 1997-06-30
BATH NATIONAL CORP
filed 1997-08-07
CIK 709335

SECURITIES AND EXCHANGE COMMISSION



                               WASHINGTON, D.C.  20549


                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ending June 30, 1997

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

                Yes x      No _


        The number of shares outstanding of the issuer's Common Stock, $5 par value was 1,365,801 shares as of June 30, 1997.

                                  TABLE OF CONTENTS


                                                                Page Number

        PART I.    FINANCIAL INFORMATION                          1 -  7


        PART II.   OTHER INFORMATION

                   ITEM 1.  Legal Proceedings                     8

                   ITEM 2.  Changes in Securities                 8

                   ITEM 3.  Defaults upon Senior Securities       8

                   ITEM 4.  Submission of Matters to a Vote
                            of Security Holders                   8

                   ITEM 5.  Other Information                     8

                   ITEM 6.  Exhibits and Reports Form 8-K         8

        PART III.  MANAGEMENTS DISCUSSION AND ANALYSIS            9 - 11

                            PART I, FINANCIAL INFORMATION

                              BATH NATIONAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                         JUNE 30, 1997 AND DECEMBER 31, 1996
                                                    June 30,     December 31,
        ASSETS                                        1997           1996
        Cash and due from banks                    $  8,988,400 $  9,859,200
        Interest Bearing Dep. in other banks          2,464,700    2,956,500
        Securities Held-to-Maturity approx.
           market value 6/97 $20,443,400             20,000,000   20,000,000
        Available-For-Sale                           73,821,800   71,128,900
        Total Investments                            93,821,800   91,128,900
        Loans Gross                                 160,486,300  158,241,300
          LESS: Allowance for loan losses             1,650,000    1,650,000
        Premises and equipment-Net                    5,096,200    5,060,700
        Interest Receivable                           2,396,400    2,389,100
        Other Assets                                    744,600    1,251,900
           TOTAL ASSETS                            $272,348,400 $269,237,600

        LIABILITIES AND STOCKHOLDERS' EQUITY
        LIABILITIES:
        Deposits:
           Demand                                    29,538,400   29,137,000
           Savings                                   43,379,200   43,491,400
           NOW Accounts                              34,825,100   31,556,500
           Money Market deposit accounts             11,515,700   10,467,400
           Time deposits (in denominations of
              100,000 or more)                       26,466,300   27,563,200
           Other time accounts                       69,749,100   66,257,300
           TOTAL DEPOSITS                          $215,473,800 $208,472,800

           FHLB Borrowings                            1,000,000    2,000,000
           Federal Funds Purchased                    1,525,000    3,825,000
           Repurchase Agreements                     20,547,600   21,928,900
           Other Liabilities                          2,352,100    2,648,300
           TOTAL LIABILITIES                       $240,898,500 $238,875,000

        STOCKHOLDERS' EQUITY:
        Preferred Stock: $10 par value
          300,000 shares authorized                       -            -
        Common Stock:   $5.00 par value;
            1,500,000 shares authorized;
            issued and outstanding: June
            1997 - 1,365,801, December
            1996 - 1,365,801                          6,829,000    6,829,000
        Surplus                                       1,494,800    1,494,800
        Undivided profits                            23,185,700   21,980,200
        Treasury Stock (10,964 shares at
            $38.50 as of June 1997)                    (422,100)       -
        Unrealized gain/loss - Investments              362,500       58,600
        TOTAL STOCKHOLDER'S EQUITY                 $ 31,449,900 $ 30,362,600
        TOTAL EQUITY AND LIABILITIES               $272,348,400 $269,237,600



        See notes to condensed unaudited consolidated financial statements.

     BATH NATIONAL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

                                 Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                  1997        1996         1997       1996
     INTEREST INCOME:
      Int. and fees on loans   $3,640,900  $3,396,400  $ 7,160,200 $6,749,000
      Int. on fed. funds sold      40,800      16,400       85,200     51,200
      Int. on Inv. Securities:
      US Treas. & Gov. Agency     624,600     301,500    1,251,600    563,000
      Municipal Obligations       403,000     360,600      782,700    703,100
      Taxable Municipal            39,300      44,000       78,300     93,200
      Mort. Backed Securities     374,300     390,000      737,900    702,200
      Int. Bearing Due From        36,400      47,500       75,100    100,400
      Other                        16,100      14,300       32,300     28,500
      Total Interest Income    $5,175,400  $4,570,700  $10,203,300 $8,990,600

     INTEREST EXPENSE:
      Interest on Deposits     $1,858,700  $1,679,800  $ 3,653,900 $3,356,300
      Int. on short term bor.       8,900      87,200       37,600    139,600
      Int. on repur. agreem.      333,500      26,600      671,500     50,900
      Total Interest Expense   $2,201,100  $1,793,600  $ 4,363,000 $3,546,800

     NET INTEREST INCOME:      $2,974,300  $2,777,100  $ 5,840,300 $5,443,800

      Prov. loan loss (recov.)     37,500      69,700      166,600     64,700

      Net int. income after
         Prov. for loan losses  2,936,800   2,707,400    5,673,700  5,379,100

     OTHER OPERATING INCOME:
      Service charges          $  198,400  $  192,400  $   391,700 $  354,200
      Trust department fees         5,300       4,900       17,100     17,100
      Invest. gains (losses)      (25,200)      9,900      (25,200)    10,800
      Other                        43,200      36,200       77,300     90,400
      Total other operat inc.  $  221,700  $  243,400  $   460,900 $  472,500

     OTHER OPERATING EXPENSES:
      Salaries & emp benefit   $1,062,700  $  930,300  $ 2,155,100 $1,904,200
      Net occupancy expense
         of premises              159,400     170,800      315,800    335,900
      Depreciation                100,000      96,400      197,000    194,200
      Other                       495,500     564,400      956,900  1,028,800
      Total other oper. exp.   $1,817,600  $1,761,900  $ 3,624,800 $3,463,100

     INCOME BEFORE INCOME TAXES 1,340,900   1,188,900    2,509,800  2,388,500

     INCOME TAXES (benefit)       418,300     371,000      760,600    743,000
     NET INCOME                $  922,600  $  817,900  $ 1,749,200 $1,645,500

     EARNINGS PER COMMON SHARE        .67         .60         1.28      1.21

     DIVIDENDS DECLARED PER
         COMMON SHARE                 .20         .20          .40       .40

     ANALYSIS OF NET INTEREST EARNINGS

     The following is a presentation of an analysis of the net interest earnings of the company for the six months ended June 30, 1997 and 1996, respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:

                                           Six Months Ended June 30, 1997
                                               (dollars in thousands)
                                                     Interest
                                      Average         Earned        Average
             Assets                    Amount        or Paid      Yield or Rate
     Interest Bearing Due
      From Banks                     $  2,648        $    75         5.68%

     Taxable Securities                61,573          2,100         6.82%

     Non-Taxable Securities            32,347          1,291         8.00%

     Federal Funds Sold                 3,260             85         5.22%

     Loans                            158,668          7,128         9.00%

     Total Int-Earning Assets        $258,496        $10,679         8.26%

            Liabilities
     NOW's & Money Market Accts.     $ 46,172        $   464         2.02%

     Savings Deposits                  44,136            603         2.74%

     Time Deposits                     96,982          2,586         5.34%

     Total Int-Bearing Deposits      $187,290        $ 3,653         3.90%

     Repurchase Agreements           $ 21,175        $   672         6.36%

     Federal Funds Purchased              368             11         5.98%

     Federal Home Loan Bank
       Borrowings                       1,066             26         4.88%

     Total Int-Bearing Liabilities   $209,899        $ 4,362         4.15%

     Interest Rate Spread (tax
       equivalent basis)                                             4.11%

     Net Interest Income FTE                         $ 6,317

     Net Interest Margin (tax
       equivalent basis)                                             4.89%

     Less Tax-Equivalent Adjustment                  $   477

     Net Interest Income                             $ 5,840

                                           Six Months Ended June 30, 1996
                                               (dollars in thousands)
                                                     Interest
                                      Average         Earned        Average
             Assets                    Amount        or Paid      Yield or Rate

     Interest Bearing Due
      From Banks                     $  3,450        $  101         5.86%

     Taxable Securities                42,503         1,387         6.54%

     Non-Taxable Securities            25,433         1,069         8.42%

     Federal Funds Sold                 2,021            51         5.06%

     Loans                            151,163         6,789         8.98%

     Total Interest-Earning
       Assets                        $224,570        $9,397         8.38%


            Liabilities

     NOW's & Money Market Accts.     $ 46,599        $  491         2.12%

     Savings Deposits                  46,776           669         2.86%

     Time Deposits                     82,210         2,196         5.36%

     Total Interest-Bearing
       Deposits                      $175,585        $3,356         3.84%


     Repurchase Agreements           $  2,078        $   51         4.92%

     Federal Funds Purchased            1,412            48         6.80%

     Federal Home Loan Bank
       Borrowings                       3,000            92         6.14%

     Total Interest-Bearing
       Liabilities                   $182,075        $3,547         3.90%

     Interest Rate Spread (tax
       equivalent basis)                                            4.48%

     Net Interest Income FTE                         $5,850

     Net Interest Margin (tax
       equivalent basis)                                            5.21%

     Less Tax-Equivalent Adjustment                  $  406

     Net Interest Income                             $5,444

     BATH NATIONAL CORPORATION
     CONSOLIDATED STATEMENT OF CASH FLOWS
     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (Unaudited)

                                                               June 30,
                                                           1997        1996

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                        $ 1,749,200 $ 1,645,500
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
         Depreciation                                      196,900     194,200
         Provision for loan losses                         166,600      64,700
         Loan origination costs deferred                   (37,800)    (26,900)
         Bond premium amortized and (discount accrued)      79,500      95,200
        (Increase) or Decrease in interest receivable       (7,300)     28,300
         Increase or (Decrease) in other liabilities      (486,200)   (925,200)
        (Increase) or Decrease in other assets             507,300    (391,100)
         Increase or (Decrease) in provision for
                deferred tax                               190,000    (642,300)
         Net cash provided by operating activities     $ 2,358,200 $    42,400

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturing securities                   2,374,100   3,341,300
     Proceeds from sales of securities                   1,118,100     500,000
     Purchases of securities                            (6,264,600)(10,907,300)
     (Increase) or decrease in federal funds sold                0           0
     Increase or (decrease) in federal funds purchased  (2,300,000) (1,450,000)
     Increase of (decrease) in repurch. agreements      (1,381,300)  1,209,100
     Net (increase) or decrease in interest bearing
         deposits in other banks                           491,800     188,900
     Principal collected on loans                       18,745,500  23,500,600
     Loans made to customers                           (20,838,300)(26,343,300)
     Capital expenditures                                 (232,400)   (251,800)
     Loss (gains) on sale of investments                    25,200      10,800
     Net cash used or provided in investing
                activities                              (8,261,900)(10,201,700)

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase or (decrease) in demand deposits
                NOW, MMDA and savings accounts           4,606,100  (2,419,800)
     Proceeds from sale of
                certificates of deposit                 22,389,000  19,978,600
     Payments for maturing
                certificates of deposit                (19,994,100) (9,864,300)
     Dividends paid                                       (546,000)   (550,000)
     Purchase of Treasury Stock                           (422,100)      -
     Repayment of FHLB borrowings                       (1,000,000)      -
     Net cash provided by financing activities           5,032,900   7,144,500

     NET INCREASE IN CASH AND CASH EQUIVALENTS            (870,800) (3,014,800)

     CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      9,859,200  10,218,600

     CASH AND CASH EQUIVALENTS AT END OF SIX MONTHS    $ 8,988,400 $ 7,203,800

     BATH NATIONAL CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     JUNE 30, 1996 AND 1997.  (Unaudited)
     ------------------------------------------------------------------------
     1. GENERAL
        The accounting and reporting policies followed by Bath National Corporation, a bank holding company, and its subsidiary, Bath National Bank, in the preparation of the accompanying interim financial statements conform with generally accepted accounting principles and with general practice within the banking industry.

        The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

        The results of operations for the six month period ended 6/30/97 are not necessarily inductive of the results to be expected for the full year.

     2. INVESTMENT SECURITIES
        Investment securities held-to-maturity are stated at cost plus discount accrued and less premium amortized.

        The carrying value and market value of those securities classified as held-to maturity are as follows:

                                    Fair           Gross
                     Book          Market        Unrealized
                     Value         Value        Gain    Loss         Net

        Agencies $20,000,000   $20,443,400    $443,400   $0       $443,400

        Investment securities classified as available-for-sale are stated at fair market value. The carrying value, fair market value, and unrealized gain/loss for those securities are as follows:

                                     Fair              Gross
                        Book        Market          Unrealized
                        Value       Value          Gain     Loss        Net

     U.S. Treasury
       and other US
       agencies     $14,581,400 $14,472,700   $   40,400 $(149,100) $(108,700)


     Municipal
       Obligations   36,664,500  37,434,600      801,000   (30,900)   770,100

     Mortgaged
       Backed Sec.   20,906,200  20,845,700      179,800  (240,300)   (60,500)

     Equity Secur.    1,068,800   1,068,800         -         -          -

     TOTAL          $73,220,900 $73,821,800   $1,021,200 $(420,300) $ 600,900

     BATH NATIONAL CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED JUNE 30, 1996 AND 1997. (Unaudited)

     3. ALLOWANCE FOR LOAN LOSSES
        The provision for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio and, on an annual basis, generally exceeds the amount of net losses charged against the allowance.
                      Balance - January 1, 1997      $1,650,000
                      Charge offs                      (221,400)
                      Recoveries                         54,800
                      Provision charged to income       166,600
                      Balance - June 30, 1997        $1,650,000

     4. INCOME TAXES
        Provision for deferred income taxes are made as a result of timing differences between financial and taxable income. These differences relate principally to depreciation of bank premises and equipment, market value adjustments on investment securities held as available-for-sale, and provisions for loan losses.

                            PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings
                                       None

     ITEM 2.  Changes in Securities

                                       None

     ITEM 3.  Defaults Upon Senior Securities

                                       None

     ITEM 4.  Submission of Matters to a Vote of Security Holders

              The annual meeting of the shareholders of Bath National Corporation was held April 16, 1997. The following directors were elected:

     NAME               TERM      VOTES FOR    VOTES AGAINST     ABSTAIN

     Edward C. Galpin   3 years   1,015,596        -0-            -0-

     Lawrence C. Howell 3 years   1,015,596        -0-            -0-

     Lisle E. Hopkins   3 years   1,015,596        -0-            -0-

     Freeman H. Smith   3 years   1,013,133       2,463           -0-


     Appointment of Urbach,
      Kahn & Werlin as
      Certified Public
      Accountants                 1,015,596        -0-            -0-



     ITEM 5.  Other Information

              There were no reports filed on Form 8-K


     ITEM 6.  Exhibits and Reports on Form 8-K

                                        N/A

                   PART III. MANAGEMENTS DISCUSSION AND ANALYSIS


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

          Liquidity is an important factor in the financial condition of Bath National Corporation and affects it's ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded primarily by customer deposits.

          The investment portfolio is one of Bath National's primary sources of liquidity. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. Interest bearing deposits in other financial institutions maturing within one year total $1.6 million. Also, high quality securities are readily marketable and provide another level of liquidity. Maturities in the loan portfolio also provide a steady flow of funds. At June 30, 1997 loans with an aggregate balance of $4.2 million and securities of $13.1 million were due to mature in one year or less. Additional funds flow from payments on instalment and revolving credit loans. Bath National's liquidity also continues to be enhanced by a relatively stable deposit base. On June 30, 1997, the loan to deposit ratio was 75% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 85%.

          In addition to the sources of liquidity above, Bath National Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency. The bank also has an agreement with our correspondent bank to borrow overnight funds with a maximum limit of $2 million. During 1997, the bank had an average net daily federal funds sold of $2.8 million.

          Bath National Bank is a member of the Federal Home Loan Bank (FHLB) System and based upon the current level of stock ownership, the bank may borrow up to $9.7 million. As of June 30, 1997, the bank has borrowed $1.0 million against this line of credit.

          During the second quarter of 1997, the Board of Directors approved a treasury stock repurchase program for up to 100,000 shares of Bath National Corporation Stock. The amount to be paid per share is the market price as provided by the corporation's market makers. Total shares purchased during the second quarter total 10,964 with a cost of $422,100. Repurchase of common stock are accounted for under the cost method, whereby shares repurchased are recorded in a contra-equity account.

          The Federal Reserve Board and Office of the Comptroller of the Currency have guidelines as to the minimum risk based capital requirement of community banks. This minimum is presently 8%.
     Bath National Corporation had primary capital at June 30, 1997 as follows:

               Components of Capital               6-30-97         6-30-96

               Common Equity                     $31,449,900     $28,943,600
               Allowance for loan losses           1,650,000       1,650,000
                         Subtotal                 33,099,900      30,593,600
               Less:   Goodwill                      305,600         341,800
               Less:   Treasury Stock                422,100            -
               TOTAL PRIMARY CAPITAL             $32,372,200     $30,251,800

     The company's capital to asset ratios as of June 30, 1996 and 1997 are as follows:

                     TIER I LEVERAGE RATIO        RISK BASED

                     Required                 Required
                     Minimum       Actual     Minimum      Actual
     June 30, 1996    4.00%        12.50%      8.00%       19.13%
     June 30, 1997    4.00%        11.89%      8.00%       22.63%

     Net Interest Income

          Net interest income increased from $2.7 million for the three months ended June 30, 1996 to $2.9 million for the same period of 1997, an increase of $200,000. Likewise, six months period ended June 30, 1997 increased from $5.4 million in 1996 to $5.8 million. The increase in net interest income is due primarily to the repurchase agreement transaction which occurred in July 1996. This $20 million dollar transaction increased net interest income by $121,000 for the six months of 1997 as compared to 1996.

          Average yield on earnings assets declined from 8.38% in 1996 to 8.28% in 1997 while average costs of liabilities increased from 3.90% in 1996 to 4.15% in 1997. While net interest income increased due to the repurchase transaction, average yields and costs in total were negatively impacted.

     Provision for Loan Losses

          The company's management recognizes the fact that there are risks of loss involved in any lending function. Identifying the extent of the risk for each loan category, and the probability that losses will be sustained based on delinquency experience, is part of the overall plan for establishing an Allowance for Loan Losses.

          Bath National Bank recognized net loan charge offs totaling $166,600 for the six months ended June 30, 1997 versus a net charge off of $64,700 for the comparable six months of 1996. The reserve for loan loss totals $1,650,000. The Board of Directors has determined that $1,650,000 is a sufficient reserve for loan losses based on an analysis of past due loans, historical data and specific identification of problem loans.

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

          On June 30, 1997, total non-accruing assets were $413,600. Collateral supporting the loans totals $409,000.

     NON PERFORMING LOANS

          Non-performing loans are summarized as follows:

             Other Real Estate                             $   27,200
             Non-accrual loans                             $  413,600
             Past due 90 days or more and still accruing   $  309,000
             Total                                         $  749,800

     Other Operating Expenses

          Salary expense increased by 14% from the 1996 second quarter total of $930,300 to $1,062,700 for 1997. Additional personnel employed to staff a new branch in Penn Yan, New York account for the bulk of the increase. Normal salary increases account for the balance.

          Expenses relating to other real estate owned through foreclosure declined from $157,700 for the six months ended June 30, 1996 to $14,000 for comparable 1997 six months, resulting in a decline in the subcategory "Other" operating expenses.


     Other Operating Income

          Other operating income declined modestly from $472,500 in 1996 to $460,900 for the corresponding period in 1997. Investment losses taken during 1997 account for the decline. In order to more accurately reflect the return on loans, the discount revenue was reclassified from the subcategory "Other" and moved to interest and fees on loans. The discount revenue amount as of June 1997 and June 1996 was $184,900 and
     $185,400 respectively.

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