Form 10-Q
period 1997-09-30
BATH NATIONAL CORP
filed 1997-10-30
CIK 709335

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ending September 30, 1997

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

            Yes   X       No ______

     The number of shares outstanding of the issuer's Common Stock, $5 par value was 1,365,801 shares as of September 30, 1997, of which 19,203 are classified as Treasury Stock.

                                  TABLE OF CONTENTS
                                                            Page Number

     PART I.    FINANCIAL INFORMATION                        1 -  7

     PART II.   OTHER INFORMATION

                ITEM 1.  Legal Proceedings                        8

                ITEM 2.  Changes in Securities                    8

                ITEM 3.  Defaults upon Senior Securities          8

                ITEM 4.  Submission of Matters to a vote          8
                         of Security Holders

                ITEM 5.  Other Information                        8

                ITEM 6.  Exhibits and Reports Form 8-K            8

     PART III.  MANAGEMENT'S DISCUSSION AND ANALYSIS         9 - 11

     PART I.  FINANCIAL INFORMATION

     BATH NATIONAL CORPORATION
     CONDENSED CONSOLIDATION STATEMENTS OF CONDITION
     AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                                  September 30,    December 31,
                                                      1997             1996
     ASSETS
     Cash and due from banks                     $ 10,646,900    $  9,859,200

     Interest Bearing Deposits in other banks       1,676,900       2,956,500
     Securities Held-to-Maturity approx.
        market value 9/97 $20,575,600              20,000,000      20,000,000
     Available-for-Sale                            73,053,400      71,128,900
     Total Investments                             93,053,400      91,128,900
     Loans (Gross)                                163,669,400     158,241,300
       LESS: Allowance for loan losses              1,650,000       1,650,000
     Premises and equipment-Net                     5,125,600       5,060,700
     Interest Receivable                            2,084,400       2,389,100
     Other Assets                                     794,700       1,251,900
     TOTAL ASSETS                                $275,401,300    $269,237,600

     LIABILITIES AND STOCKHOLDERS' EQUITY
     LIABILITIES:
     Deposits:
        Demand                                   $ 29,455,300    $ 29,137,000
        Savings                                    42,586,200      43,491,400
        NOW Accounts                               33,947,900      31,556,500
        Money Market deposit accounts              10,905,600      10,467,400
        Time deposits (in denominations of
           100,000 or more)                        25,507,200      27,563,200
        Other time accounts                        74,378,400      66,257,300
        TOTAL DEPOSITS                            216,780,600     208,472,800

        FHLB Borrowings                                     0       2,000,000
        Federal Funds Purchased                     3,000,000       3,825,000
        Repurchase Agreements                      21,301,900      21,928,900
        Other liabilities                           2,449,400       2,648,300
        TOTAL LIABILITIES                         243,531,900     238,875,000

     STOCK HOLDERS' EQUITY:
     Preferred Stock:  $10 par value;
      300,000 shares authorized,

     Common Stock: $5.00 par value;
        1,500,000 shares authorized;
        issued and outstanding: September
        1997 - 1,365,801, December 1996
        1,366,234                                   6,829,000       6,829,000
     Surplus                                        1,494,800       1,494,800
     Undivided profits                             23,755,400      21,980,200
     Treasury Stock (19,203 shares at
          $739,300 as of September 1997)             (739,300)           -
     Unrealized gain/(loss) - Investments             529,500          58,600
     TOTAL STOCKHOLDER'S EQUITY                    31,869,400      30,362,600
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY  $275,401,300    $269,237,600

     See notes to condensed unaudited consolidated financial statements.

     BATH NATIONAL CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.
                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                      1997       1996        1997        1996
     INTEREST INCOME:
       Interest and fees on loans  $3,555,700 $3,504,400 $10,715,900 $10,253,400
       Int. on federal funds sold      35,900     13,900     121,100      65,100
       Int. on investment securit:
       US Treasury & Govern. Agency   627,000    638,600   1,878,600   1,201,600
       Municipal Obligations          524,200    388,500   1,306,900   1,091,600
       Taxable Municipal               37,700     39,900     116,000     133,100
       Mortgaged Backed Securities    352,700    371,500   1,090,600   1,073,700
       Interest Bearing due from       32,600     47,800     107,700     148,200
       Other                           16,200     14,700      48,500      43,200
       Total Interest Income        5,182,000  5,019,300  15,385,300  14,009,900

     INTEREST EXPENSE:
       Interest Deposits            1,909,700  1,756,900   5,563,600   5,113,200
       Int. on short term borrow.      13,100     55,600      50,700     195,200
       Interest on repurchase agree   334,900    316,200   1,006,400     367,100
       Total Interest Expense       2,257,700  2,128,700   6,620,700   5,675,500

     NET INTEREST INCOME            2,924,300  2,890,600   8,764,600   8,334,400

       Prov. loan loss (recovery)      65,700    117,600     232,300     182,300

       Net Int. Income After
         Provision for Loan Losses  2,858,600  2,773,000   8,532,300   8,152,100

     OTHER OPERATING INCOME:
       Service charges                197,000    204,400     588,700     558,600
       Trust department fees           13,500     11,700      30,600      28,800
       Invest. gains (losses)           5,300    (32,400)    (19,900)    (21,600)
       Other                           51,600     65,500     128,900     155,900
       Total other operating income   267,400    249,200     728,300     721,700

     OTHER OPERATING EXPENSES:
       Salaries & emp benefits      1,145,700    975,200   3,300,800   2,879,400
       Net occupancy expense of
         premises                     167,500    168,700     483,300     504,600
       Depreciation                   105,100     99,000     302,100     293,200
       Other                          522,700    466,200   1,479,600   1,495,000
       Total other oper. expenses   1,941,000  1,709,100   5,565,800   5,172,200

     INCOME BEFORE INCOME TAXES     1,185,000  1,313,100   3,694,800   3,701,600

     INCOME TAXES (benefit)           346,000    398,600   1,106,600   1,141,600
     NET INCOME                    $  839,000 $  914,500  $2,588,200  $2,560,000

     EARNINGS PER COMMON SHARE <F1>      .63        .67        1.91        1.87
     DIVIDENDS DECLARED PER COMMON SHARE .20        .20         .60         .60

     <F1> Earnings per share data is based on average weighted shares outstanding

     ANALYSIS OF NET INTEREST EARNING

     The following is a presentation of an analysis of the net interest earnings of the company for the nine months ended September 30, 1997 and 1996, respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:



                                       Nine Months Ended September 30, 1997
                                               (dollars in thousands)
                                                    Interest
                                      Average        Earned        Average
             Assets                    Amount       or Paid      Yield or Rate
     Interest Bearing Due
      From Banks                     $  2,456       $   108          5.86%

     Taxable Securities                58,702         3,134          7.12%

     Non-Taxable Securities            33,115         1,818          7.31%

     Federal Funds Sold                 3,065           121          5.27%

     Loans                            159,198        10,885          9.12%

     Total Int-Earning Assets        $256,536       $16,066          8.35%

            Liabilities
     NOW's & Money Market Accts.       45,988           701          2.04%

     Savings Deposits                  44,122           911          2.76%

     Time Deposits                     97,774         3,952          5.40%

     Total Int-Bearing Deposits      $187,884       $ 5,564          3.96%

     Repurchase Agreements             21,030         1,006          6.39%

     Federal Funds Purchased              386            18          6.23%

     Federal Home Loan Bank
      Borrowings                          751            33          5.87%

     Total Int-Bearing Liabilities   $210,051       $ 6,621          4.22%

     Interest Rate Spread (tax
      equivalent basis)                                              4.37%

     Net Interest Income FTE                        $ 9,445

     Net Interest Margin (tax
      equivalent basis)                                              4.91%

     Less Tax-Equivalent Adjustment                 $   680

     Net Interest Income                            $ 8,765

                                       Nine Months Ended September 30, 1996
                                               (dollars in thousands)
                                                    Interest
                                      Average        Earned        Average
             Assets                    Amount       or Paid      Yield or Rate
     Interest Bearing Due
      From Banks                     $  3,394       $   148          5.80%

     Taxable Securities                48,434         2,451          6.75%

     Non-Taxable Securities            26,457         1,482          7.48%

     Federal Funds Sold                 1,700            65          5.11%

     Loans                            152,087        10,431          9.15%

     Total Int-Earning Assets        $232,072       $14,577          8.39%

            Liabilities
     NOW's & Money Market Accts.     $ 45,875       $   704          2.05%

     Savings Deposits                  46,114           983          2.85%

     Time Deposits                     85,707         3,426          5.34%

     Total Int-Bearing Deposits      $177,696       $ 5,113          3.84%

     Repurchase Agreements              7,755           367          6.32%

     Federal Funds Purchased            1,402            65          6.18%

     Federal Home Loan Bank
      Borrowings                        2,701           130          6.41%

     Total Int-Bearing Liabilities   $189,554       $ 5,675          3.99%

     Interest Rate Spread (tax
      equivalent basis)                                              4.40%

     Net Interest Income FTE                        $ 8,902

     Net Interest Margin (tax
      equivalent basis)                                              5.12%

     Less Tax-Equivalent Adjustment                 $   568

     Net Interest Income                            $ 8,334

     BATH NATIONAL CORPORATION
     CONSOLIDATED STATEMENT OF CASH FLOW
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (Unaudited)

                                                              September 30,
                                                           1997          1996
     CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income                                        $ 2,588,200 $  2,560,000
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES:
        Depreciation                                       302,000      293,200
        Provision for loan losses                          232,300      182,300
        FAS-115 effect                                       2,900            0
        Loan origination costs deferred                    (44,500)     (66,800)
        Bond premium amortized and (discount accrued)      107,700      134,000
        (Gain) or Loss on sale of investments               19,900       21,600
        (Increase) or Decrease in interest receivable      304,700     (253,000)
        Increase or (Decrease) in other liabilities       (498,000)    (557,200)
        (Increase) or Decrease in other assets             457,200     (340,500)
        Net cash provided by operating activities        3,472,400    1,973,600

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturing securities                   3,035,000    9,684,500
     Proceeds from sales of investment securities        2,387,400    2,895,000
     Purchases of investment securities                 (6,704,400) (38,327,800)
     (Increase) or decrease in federal funds sold                0            0
     Increase or (decrease) in federal funds purchased    (825,000)    (250,000)
     Increase or (decrease) in repurchase agreements      (627,000)  20,720,400
     Net decrease in interest bearing
           deposits in other banks                       1,279,600      384,000
     Principal collected on loans                       28,329,900   35,005,100
     Loans made to customers                           (33,945,800) (41,722,700)
     Capital expenditures                                 (366,900)    (311,500)
     Net cash used or provided in investing
             activities                                 (7,437,200) (11,923,000)

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) or increase in demand
         deposits, NOW, MMDA & savings accounts          2,242,700   (1,898,400)
     Proceeds from sale of
             certificates of deposit                    38,003,000   36,867,200
     Payments for maturing
             certificates of deposit                   (31,937,900) (22,643,800)
     Dividends paid                                       (816,000)    (840,000)
     Purchase of Treasury Stock                           (739,300)           0
     Repayment of FHLB borrowings                       (2,000,000)  (1,000,000)
     Net cash provided by financing activities           4,752,500   10,485,000

     NET DECREASE IN CASH AND CASH EQUIVALENTS             787,700      535,600

     CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      9,859,200   10,218,600

     CASH AND CASH EQUIVALENTS AT END OF NINE MONTHS   $10,646,900 $ 10,754,200

    BATH NATIONAL CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    SEPTEMBER 30, 1997 AND 1996.    (Unaudited)

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

       The results of operations for the nine month period ended 9-30-97 are not necessarily inductive of the results to be expected for the full year.

    2. INVESTMENT SECURITIES
       Investment securities classified held-to-maturity are stated at cost plus discount accrued and less premium amortized. The carrying value, fair market value and unrealized gain/(loss) are as follows:

                                          Fair
                               Book       Market     Unreal.  Unreal.
                              Value       Value      Gain     Loss        Net

    Agencies                20,000,000  20,575,600  575,600    -0-      575,600



    Investment securities classified as available-for-sale are stated at fair market value. The carrying value, fair market value and unrealized gain/(loss) for those securities are as follows:

                                         Fair
                              Book       Market     Unreal.    Unreal.
                             Value       Value      Gain       Loss       Net
    U.S. Treasury &
      Agencies            14,573,200  14,548,500     73,700   (98,400)  (24,700)


    States & Political
      Subdivisions        36,910,000  37,903,400  1,005,100   (11,700)  993,400


    Mortgage Back
      Securities          19,600,100  19,508,000     98,600  (190,700)  (92,100)

    Equity Securities      1,093,500   1,093,500       -         -         -

    Total                 72,176,800  73,053,400  1,177,400  (300,800)  876,600

    3. ALLOWANCE FOR LOAN LOSSES
       The provision for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio and, on an annual basis, generally exceeds the amount of net loan losses charged against the allowance.

           Balance - January 1, 1997                  $  1,650,000
           Less charge offs                               (303,300)
           Recoveries                                       71,000
           Provision charged to income                     232,300
           Balance - September 30, 1997               $  1,650,000

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

    ITEM 4.  Submission of Matters to a Vote of Security Holders
                               None

    ITEM 5.  Other Information

             There were no reports filed on Form 8-K

    ITEM 6.  Exhibits and Reports on Form 8-K

                            N/A

    PART III.  MANAGEMENT'S DISCUSSION AND ANALYSIS
    Discussions and Analysis of Financial Condition and Result of Operations
                                                (Interim)  (Unaudited)

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

         The investment portfolio is one of Bath National Bank's primary sources of liquidity. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. Interest bearing deposits in other financial institutions maturing within one year total $1.6 million. Also, high quality securities are readily marketable and provide a steady flow of funds. At September 30, 1997 loans with an aggregate balance of $7.8 million and securities of $6.1 million were due to mature in one year or less. Additional funds flow from payments on installment and revolving credit loans. Bath National Bank's liquidity also continues to be enhanced by a relatively stable deposit base. On September 30, 1997, the loan to deposit ratio was 76% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 86%.

         In addition to the sources of liquidity referred to above, Bath National Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency. The bank also has an agreement with our correspondent bank to borrow overnight federal funds. During 1997, the bank had an average net daily federal funds sold of $2.7 million.

         Bath National Bank is a member of the Federal Home Loan Bank (FHLB) system. Based on the current level of stock ownership, Bath National Bank is authorized to borrow up to $13.5 million. As of September 30, 1997 the bank has borrowed overnight federal funds of $3.0 million against this line of credit.

         During the second quarter of 1997, the Board of Directors approved a Treasury Stock repurchase program for up to 100,000 shares of Bath National Corporation Stock. The amount to be paid per share is the market price as provided by the corporation's market makers. Shares purchased total 19,203 with a cost of $739,300. Repurchase of common stock are accounted for under the cost method, whereby shares repurchased are recorded in a contra-equity account.

         The Federal Reserve Board and Office of the Comptroller of the Currency have guidelines as to the minimum risk based capital requirement of community banks. This minimum is presently 8.00%. Bath National Corporation has primary capital at September 30, 1997 as follows:

                     Components of Capital         9-30-97          9-30-96

                Common Equity                    $31,869,400      $29,723,800
                Allowance for loan losses          1,650,000        1,650,000

                  Subtotal                        33,519,400       31,373,800
                Less:  Goodwill                      300,000          341,800
                Less:  Treasury Stock                739,300                0
                TOTAL PRIMARY CAPITAL            $32,480,100      $31,032,000

     The company's capital to asset ratios for the third quarter of 1997 and 1996 are as follows:
                       TIER I LEVERAGE RATIO           RISK BASED

                       Required                    Required
                        Minimum      Actual         Minimum     Actual
     September 30, 1996   4.00%       11.27%          8.00%      19.53%
     September 30, 1997   4.00%       11.80%          8.00%      22.43%

     Net Interest Income

          Net interest income on a fully tax equivalent basis (FTE) increased from $8.9 million for the nine months ended September 30, 1996 to $9.4 million for the nine months ended September 30, 1997, reflecting an increase of 5.6%. Similarly, net interest income for the three months ended September 30, 1997 increased by $100,000 on a FTE basis or 3.23% over the corresponding quarter of 1996. Although net interest income has increased by the amounts indicated above, the net interest margin has declined from 5.12% to 4.91% for the nine months of 1996 to 1997. This decline is due to the higher costs associated with time deposits which increased from an average balance of $85.7 million at 5.34% in 1996 to $97.8 million at an average rate of 5.4% in 1997.

     Provision for Loan Losses

          The company's management recognizes the fact that there are risks of loss involved in any lending function. Identifying the extent of the risk for each loan category, and the probability that losses will be sustained based on delinquency experience, is part of the overall plan for establishing an Allowance for Loan Losses.

          Bath National Bank recognized net loan charge offs totaling $232,300 for the nine months ended September 30, 1997 versus a net charge off of $182,300 for the comparable nine months of 1996. The reserve for loan loss totals $1,650,000. The Board of Directors has determined that $1,650,000 is a sufficient reserve for loan losses based on an analysis of past due loans, historical data and specific identification of problem loans.

     Non-Performing Assets

          The Bank's policy is to discontinue the accrual of interest on loans (other than installment loans) for which principal and interest is past due 120 days or more and which are not fully collateralized. Such loans are classified as non-accrual by BNB. This classification does not, however, necessarily indicate that the principal of the loan is uncollectible, but does warrant a review of the collectability. When a loan is placed on a non-accrual basis, any unpaid interest accrued is reversed against current income.
          On September 30, 1997, total non-accruing assets were $301,300. Collateral supporting the loans totals $306,000.

     Non-Performing Loans

          Non-performing loans are summarized as follows:

             Other Real Estate                             $   72,000
             Non-accrual loans                             $  301,300
             Past due 90 days or more and still accruing   $1,031,000
             Total                                         $1,404,300

     Other Operating Expenses

          Other operating expenses increased by $232,000 for the three months ended September 30, 1997 or 13.5% over the comparable 1996 third quarter. Salary expense increases account for the bulk of the increase. Additional personnel hired for the Penn Yan Office, as well as new personnel hired to replace retiring officers account for the increase. Salary expenses should stabilize in the first quarter of 1998.

     Other Operating Income

          In order to more accurately reflect the return on loans, the Discount Revenue was reclassified from the subcategory "Other" and moved to Interest and Fees on Loans. The Discount Revenue for nine months ended 1997 and 1996 was $425,700 and $407,900 respectively.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the

     registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                          BATH NATIONAL CORPORATION



     DATE _________________               ___________________________________
                                          Robert H. Cole, Sr.
                                          President






     DATE                                 Edward C. Galpin
                                          Vice President and Treasurer