Form 10-K
period 1997-12-31
BATH NATIONAL CORP
filed 1998-03-30
CIK 709335

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                            FORM 10-K

    Annual Report Pursuant to Section 13 or Section 15(d) of
               The Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1997
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

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1998 was $53,863,920.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 1, 1998.

    1,339,913 shares, common stock, $5.00 par value.
    Documents incorporated by reference

    1) Portions of Annual Report to Stockholders for the year ended December 31,1997 - Parts I & II
    2)  Portions of Proxy statement for 1998 Annual Meeting - Part III

                           TABLE OF CONTENTS

            PART I


ITEM    1.  Business                                       1-25

ITEM    2.  Properties                                       25

ITEM    3.  Legal Proceedings                                25

ITEM    4.  Submission of Matters to a
            Vote of Security Holders                         26


            PART II

ITEM    5.  Market for the Registrant's Securities
            and Related Stockholder Matters               26-27

ITEM    6.  Selected Financial Data                       27-29

ITEM    7.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                    29-33

ITEM    8.  Financial Statements and
            Supplementary Data                            33-57

ITEM    9.  Changes in and disagreements with Accountants
            on Accounting and Financial Disclosure           58


            PART III

ITEM   10.  Directors and Executive Officers
            of the Registrant                                58

ITEM   11.  Executive Compensation                           58

ITEM   12.  Security Ownership of Certain Beneficial
            Owners and Management                            58

ITEM   13.  Certain Relationships and Related
            Transactions                                     58


            PART IV

ITEM   14.  Exhibits, Financial Statement
            Schedules and Reports on Form 8-K                59

PART I

ITEM 1.  Business

    Bath National Corporation (BNC or the "Company") is a one bank holding company which was incorporated in 1982 and is registered under the Bank Holding Company Act of 1956. A separate subsidiary, BNC Financial Services, was incorporated during 1997 to sell annuities, life insurance and mutual funds. It has transacted no business to date.

The Company functions primarily as the holder of stock of BNB (described below) and assists in the management of BNB as appropriate. The Company is a legal entity separate and distinct from BNB. The right of the Company to participate in any distribution of the assets or earnings of BNB is subject to the claims of creditors of BNB, except to the extent that claims, if any, of the Company itself as a creditor may be recognized. BNC derives all of its income from dividends paid to it by the Bank.

    Bath National Bank (BNB or "the Bank"), has approximately 148 employees. BNB is a full service commercial bank with trust powers. The Bank offers personal and business checking accounts, savings accounts, money market checking accounts, various types of certificates of deposit, commercial loans, consumer/installments loans, real estate loans, safe deposit boxes and provides such services as banking by mail, drive up teller service, night depository, money orders, bond coupon redemptions, cashier and travelers checks, credit cards, direct deposit of social security funds, wire transfers and automatic teller services (ATM's). The Bank also offers individual retirement accounts. The Bank is a member of the Federal Deposit Insurance Corporation.

The following discussion of the business of the Company (primarily that of BNB) contains certain statistical information concerning the Company's operations.

Market Area and Competition:

The primary market areas of the Bank include Dundee, Hammondsport, Erwin, Corning, Wayland, Hornell, Atlanta, Naples and Bath, New York from which the Bank draws principally all of its business. In addition, a grocery store branch in Watkins Glen is scheduled to open the first quarter of 1998.

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

Consolidated Average Balances

The following is a presentation of average assets, liabilities and equity of the Company for the years ended December 31, 1997, 1996 and 1995 with respect to each major category of assets, liabilities and equity.

                                     AVERAGE ASSETS
                                 (dollars in thousands)

                    Year Ended         Year Ended         Year Ended
                 December 31, 1997  December 31, 1996  December 31, 1995

Interest Earning
  Dep. with Banks    $  2,200         $  3,300           $  3,800
Taxable Invest. Sec.   58,200           51,400             36,000
Non-Tax. Inv. Sec.     33,700           27,400             22,600
Federal Funds Sold      2,900            1,500              3,500
Net Loans             159,300          152,000            142,900

Total Earning Assets  256,300          235,600            208,800

Other Assets           15,900           16,700             16,400

Total Assets         $272,200         $252,300           $225,200


                             AVERAGE LIABILITIES AND EQUITY
                                (dollars in thousands)

 Non-Int. Bearing
     Deposits        $ 29,400         $ 27,900           $ 26,300
 Interest Bear. Dep.
     Savings           43,700           45,700             48,100
     NOW Accounts      34,500           33,200             32,400
     Money Market Acct 10,900           12,100             13,000
     Time Deposits     98,000           87,400             72,000
 Federal Home Loan
   Bank Borrowings        600            2,500              1,400
 Securities Sold Under
   Agree. to Repurch.  21,500           11,400              3,100
 Other Liabilities      1,900            1,400              1,400
 Federal Funds Purch.     300            1,200                500

 Total Liabilities    240,800          222,800            198,200

 Common Stock           6,800            6,800              3,400
 Add. Paid in Capital   1,500            1,500              4,400
 Retained Earnings     23,100           21,200             19,200

 Total Equity          31,400           29,500             27,000

 Total Liabilities
    and Equity       $272,200         $252,300           $225,200

Analysis of Net Interest Earnings

The following is a presentation of an analysis of the net interest earnings of the Company for years ended December 31, 1997, 1996 and 1995, respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:

                                  Year Ended December 31, 1997
                                     (dollars in thousands)
                                             Interest
                               Average       Earned        Average
         Assets                 Amount       or Paid    Yield or Rate

Interest-Earning
 Deposits with Banks           $  2,200      $   127        5.77%
Taxable Investment Securities    58,200        4,118        7.08%
Non-Taxable Investment
 Securities <F1>                 33,700        1,629        7.34%
Federal Funds Sold                2,900          156        5.38%
Net Loans <F2><F3>              159,300       14,736        9.25%

     Total Earning Assets      $256,300      $20,766        8.44%


         Liabilities

Savings Deposits               $ 43,700      $ 1,207        2.76%
Now Deposits                     34,500          606        1.76%
Money Market Deposits            10,900          316        2.90%
Time Deposits                    98,000        5,331        5.44%
Federal Home Loan Bank
 Borrowings                         600           32        5.33%
Repurchase Agreements            21,500        1,372        6.38%
Federal Funds Purchased             300           19        6.33%

Total Interest-Bearing
     Liabilities               $209,500      $ 8,883        4.24%


Interest Income/Earning Assets                              8.44%

Interest Expense/Earning Assets                             3.47%

Net Yield                                                   4.97%

[FN]
<F1> Non-Taxable interest is stated on a tax-equivalent basis, using a marginal tax rate of 34%.

<F2> Net Loans includes non-accrual loans of $661,000.

<F3> Includes Loan Fees Totaling $60,000.

ITEM 1.  Business, Continued

Analysis of Net Interest Earnings, Continued

                                  Year Ended December 31, 1996
                                     (dollars in thousands)
                                             Interest
                               Average       Earned        Average
         Assets                 Amount       or Paid    Yield or Rate

Interest-Earning
 Deposits with Banks             3,300           192        5.82%
Taxable Investment Securities   51,400         3,517        6.84%
Non-Taxable Investment
 Securities <F1>                27,400         2,043        7.46%
Federal Funds Sold               1,500            82        5.47%
Net Loans <F2><F3>             152,000        13,955        9.18%

     Total Earning Assets     $235,600       $19,789        8.40%


         Liabilities

Savings Deposits                45,700         1,292        2.83%
Now Deposits                    33,200           583        1.76%
Money Market Deposits           12,100           344        2.84%
Time Deposits                   87,400         4,671        5.34%
Federal Home Loan Bank
 Borrowings                      2,500           158        6.32%
Repurchase Agreements           11,400           718        6.30%
Federal Funds Purchased          1,200            76        6.33%

Total Interest-Bearing
     Liabilities              $193,500        $7,842        4.05%


Interest Income/Earning Assets                              8.40%

Interest Expense/Earning Assets                             3.32%

Net Yield                                                   5.08%
[FN]

<F1> Non-Taxable interest is stated on a tax-equivalent basis, using a marginal tax rate of 34%.

<F2> Net Loans includes non-accrual loans of $820,000.

<F3> Includes Loan Fees Totaling $62,000.

Analysis of Net Interest Earnings, Continued

The following is a presentation of an analysis of the net interest earnings of the Company for years ended December 31, 1995 respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:

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

<F3> Includes Loan Fees Totaling $65,000.

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

The Rate/Volume Analysis for the years ended December 31, 1997 and 1996, appear in their entirety on the following page.

ITEM 1.  Business, Continued

          December 31, 1997 compared with December 31, 1996
                          (dollars in thousands)

                       Changes in net interest income as a result of:

                                                          Total
                                    Volume     Rate      Change
Interest earned on:
  Interest-earning
   deposits with banks             $  (64)    $   (1)   $   (65)
  Taxable Investment
   Securities                         465        136        601
  Non-Taxable
      Investment Securities           470        (38)       432
  Federal Funds Sold                   77         (3)        74
  Net Loans                           670        111        781
Total Interest Income               1,618        205      1,823

Interest paid on:
  Interest-bearing
      deposits                        648        393      1,041

Change in net interest
   income                          $  970     $ (188)    $  782



                  December 31, 1996 compared with December 1995
                            (dollars in thousands)

                       Changes in net interest income as a result of:

                                                        Total
                                    Volume     Rate    Change
Interest earned on:
  Interest-earning
   deposits with banks            $   (29)   $    (3)  $  (32)
  Taxable Investment
   Securities                       1,022        104    1,126
  Non-Taxable
      Investment Securities           371        (76)     295
  Federal Funds Sold                 (122)       (10)    (132)
  Net Loans                           869       (566)     303

Total Interest Income               2,111       (551)   1,560
Interest paid on
  Interest-bearing
      deposits                        887        404    1,291

Change in net interest
   income                         $ 1,224   $   (955) $   269

Investments

Investment securities comprised approximately 34% of the Bank's assets at December 31, 1997, with loans comprising approximately 61% of total assets. The Bank invests primarily in obligations of the United States or its agencies or obligations guaranteed as to principal and interest by the United States or its agencies, tax exempt municipal securities and certificates of deposit issued by other financial institutions. The Bank's policy is to invest in highly rated bonds. The Bank also enters into Federal Funds transactions with its principal correspondent bank, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

A tabulation of the Bank's investments is included in its entirety on the following page.

Investments, Continued

The following tables present, at December 31, 1997, 1996, and 1995, the book value and market values of both the available for sale (AFS) and the held to maturity (HTM) categories of the Bank's investments. The table also indicates the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and
(iv) over ten years.
                                  1997                1996
 Investment         Book     Market   Avg.   Book     Market   Avg.
  Category          Value    Value    Yield  Value    Value    Yield
                    (dollars in thousands)   (dollars in thousands)

Available-for-Sale Investments:

Obligations of U.S.
   Treasury and other U.S.
   Agencies and Corporations:


  0 - 1 year        $ 6,008  $ 5,990  4.75%  $10,511  $10,421  6.27%
  1 - 5 years         4,333    4,323  7.63%    5,336    5,354  6.54%
  5 - 10 years          987    1,001  7.09%       21       21  7.37%
  Over 10 years         -        -     -         -        -     -


Obligations of States and
   Political subdivisions


  0 - 1 year        $   982  $   986  5.99%  $ 1,036  $ 1,051  6.85%
  1 - 5 years        14,756   15,067  5.10%    9,849    9,942  4.56%
  5 - 10 years       18,932   19,666  5.28%   18,806   19,125  4.90%
  Over 10 years       1,367    1,433  5.70%    1,355    1,360  5.17%


Other Securities


  0 - 1 year        $   444  $   446  8.76%   10,534   10,181  9.45%
  1 - 5 years         7,445    7,436  6.83%    6,749    6,694  8.25%
  5 - 10 years        2,017    2,126  7.58%    3,198    3,348  9.23%
  Over 10 years      11,928   11,948  7.24%    3,628    3,631  7.94%

Total AFS Securit.  $69,199  $70,422         $71,023  $71,128

Held-to-Maturity Investments:

Agency

  1 - 5 years       $20,000  $20,539      %  $20,000  $20,329  7.69%

Total Securities    $89,199  $90,961         $91,023  $91,457

Certain amounts in 1996 have been restated to reflect correct classification.

Investments, Continued

                                  1995
 Investment         Book     Market   Avg.
  Category          Value    Value    Yield
                    (rounded in thousands)


Obligations of U.S.
   Treasury and other U.S.
   Agencies and Corporations:


  0 - 1 year        $10,475  $10,423  6.83%
  1 - 5 years         7,387    7,431  6.26%
  5 - 10 years           21       22  6.09%
  Over 10 years


Obligations of States and
   Political subdivisions


  0 - 1 year        $ 2,313    2,351  6.49%
  1 - 5 years         5,803    5,897  4.92%
  5 - 10 years       15,558   15,768  4.73%
  Over 10 years         845      869  5.46%


Other Securities


  0 - 1 year          8,772    8,717  5.14%
  1 - 5 years         4,758    4,840  8.31%
  5 - 10 years        6,096    6,201  9.02%
  Over 10 years       2,430    2,418  7.94%

Total Securities    $64,458  $64,937


Yields are computed on a tax equivalent basis using a marginal tax rate of 34%.

As of December 31, 1997, a total of $69,556,886 of investments were pledged to secure public deposits. There were no securities classified as Held-To-Maturity in 1995.

Loan Portfolio:

The bank engages in a full complement of lending activities, including commercial, consumer/instalment, real estate loans and accounts receivable financing. At December 31, 1997, loans secured by real estate comprised 51% of the total loan portfolio. At December 31, 1997 none of the real estate loans were being held specifically for resale in the secondary market.

Loans Outstanding:

The following table presents various categories of loans contained in the Bank's loan portfolio on the dates indicated and the total amount of all categories on these dates:

                                   Year Ended December 31,
                                   (dollars in thousands)


Loan Type                1997      1996      1995      1994      1993
Commercial, Financial
  Agricultural        $ 45,466  $ 38,224  $ 38,325  $ 31,520  $27,197

Real Estate Mortgage    83,872    84,131    78,666    82,217   71,969

Installment Loans       31,805    33,244    29,765    24,097   25,512
  to Individuals

All Other                3,516     2,492     3,247     3,945    2,809

  Sub-Total            164,659   158,091   150,003   141,779  127,487

Allowance for Loan
  Losses                 1,650     1,650     1,650     1,725    1,600


  Loans - Net         $163,009  $156,441  $148,353  $140,054 $125,887

Loans Outstanding, Continued

Maturity Distribution and Interest Sensitivity:

The following tabulation presents an analysis of maturities of Commercial, Financial, and Agricultural loans as of December 31, 1997 stated in thousands of dollars:
                                      Years To Maturity

     Loan Type              1 or less   1 - 5    Over 5    Total

Commercial, Financial,
   and Agricultural         $ 8,968     $14,144  $22,354   $45,466



Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

The following is a presentation of an analysis of sensitivities of commercial, financial and agricultural loans to changes in interest rates as of December 31, 1997, stated in thousands of dollars:


Loans due after 1 year with predetermined         $10,538
     Interest Rates


Loans due after 1 year with floating
     Interest Rates                               $25,960

Non-Performing Loans and Leases:

The following table presents, for the period indicated, the aggregate amount of non-accrual, past due and restructured loans:

Type of Loan      12/31/97   12/31/96   12/31/95   12/31/94  12/31/93

Loans accounted
 for on non-
 accrual basis    $661,000   $820,000   $435,000   $454,000  $189,000

Number of loans          9         13          9         17        10

Accruing Loans
 Past due 90 Days
 or more as to
 principal or
 interest payments 330,000    321,000    209,000    324,000   776,000

Number of loans         47         38         17         17        31

Loans not included
 above which
 are troubled debt
 restructuring <F1>   ----       ----       ----    290,000   355,000

Number of loans          0          0          0          2         3
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

Interest income for the year ended December 31, 1997 would have included approximately $43,200 of interest income for the above non-accrual loans if they had kept current in accordance with their original terms. No interest income was included in income for 1997 for the non-accrual loans.

The Bank maintains a problem loan report. As of December 31, 1997, there were no individual loans identified which would materially impact the Bank.

The Bank has no foreign loans.

There are no concentrations of credit.

Summary of Loan Loss Experience:

An analysis of the loan loss experience is furnished in the following table for the periods indicated, as well as the allocation of the allowance for loan losses. Loans are presented net of unearned income.
                                 Year Ended December 31,
                                 (dollars in thousands)

                      1997      1996      1995      1994      1993
Allowance balance
  at beginning
  of the year       $  1,650  $  1,650  $  1,725  $  1,600  $  1,650


Loans Charged Off:
  Real Estate              0         0         0         9         0
  Commercial,
   Financial &
   Agricultural          134       191       212        59       115
  Installment Loans
   to Individuals        166       111       146       180       118
  Credit Cards            81        47        31        28        38
         Total           381       349       389       276       271


Recoveries of Loans
 Previously Charged Off:
  Real Estate              0         0        17         0         0
  Commercial,
   Financial &
   Agricultural           34        14        96        40        82
  Installment Loans
   to Individuals         49        62        65       271       101
  Credit Cards             3         4         4        13         3
         Total            86        80       182       324       186

Additions charged to
      Operations         295       269       132        77        35

Allowance Balance at
 end of the year    $  1,650  $  1,650     1,650     1,725     1,600



Average loans       $160,200  $152,000   142,900   137,700   122,100

Ratio of net
 charge-offs during
 the period to
 average loans during
 the period             .18%      .18%      .15%     -.03%      .07%

ITEM 1.  Business, Continued

Summary of Loan Loss Experience, Continued

At December 31, 1997, the allowance balance was allocated as follows:

                                                    % of loans
                                   Amount           in each type
        Loan Type              (in thousands)       to total loans

Commercial, Financial
   and Agricultural              $1,200               27.63%

Real Estate - Mortgage               45               50.94%

Installment loans to individuals    400               19.32%

All Other                             5                2.11%


               Total             $1,650              100.00%



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

Summary of Loan Loss Experience, Continued

At December 31, 1995, the allowance balance was allocated as follows:

                                                    % of loans
                                   Amount           in each type
        Loan Type              (in thousands)       to total loans

Commercial, Financial
   and Agricultural              $1,100               25.53%

Real Estate - Mortgage               50               52.45%

Installment loans to individuals    500               19.85%

All Other                             0                2.17%


               Total             $1,650              100.00%


At December 31, 1994, the allowance balance was allocated as follows:

                                                    % of loans
                                   Amount           in each type
        Loan Type              (in thousands)       to total loans

Commercial, Financial
   and Agricultural                $1,175               22.24

Real Estate - Mortgage                 50               57.99%

Installment loans to individuals      500               17.00%

All Other                               0                2.77


               Total               $1,725              100.00%

At December 31, 1993, the allowance balance was allocated as follows:

                                                    % of loans
                                   Amount           in each type
        Loan Type              (in thousands)       to total loans

Commercial, Financial
   and Agricultural                $1,050               21.33%

Real Estate - Mortgage                 50               56.45%

Installment loans to individuals      500               20.01%

All Other                               0                2.21%


               Total               $1,600              100.00%

Loan Loss Reserve, Continued

In considering the adequacy of the Bank's allowance for possible loan losses and, thus, the amount of additions to the allowance charged to operating expense in 1997, management has focused on the fact that as of December 31, 1997, 28% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio.

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

While no assurance can be given, management believes that losses during 1998 will be no more than the losses during 1997. Although management of the Company believes that the allowance (as supplemented by projected provisions and recoveries) is adequate to absorb anticipated losses, there can be no assurance that the Company will not sustain losses in any given period which could be substantial in relation to the size of the allowance or in relation to the estimates set forth above.

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

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the major deposit categories:

                     Year Ended        Year Ended      Year Ended
                      12/31/97          12/31/96        12/31/95

                    Amount   Rate    Amount   Rate    Amount   Rate
Deposit Category                  (dollars in thousands)

Non-Interest Bearing
 Demand Deposits    $29,400  N/A     $27,900  N/A     $26,300  N/A

NOW Deposits         34,500  1.76%    33,200  1.75%    32,400  1.73%

Money Market Dep.    10,900  2.90%    12,100  2.84%    13,000  3.07%

Savings Deposits     43,700  2.77%    45,700  2.82%    48,100  3.04%

Time Deposits        98,000  5.44%    87,400  5.34%    72,000  5.36%
 (including
 Certificates of Dep.)

The following presents time certificates of deposit of $100,000 or more and amounts of their maturities (amounts in thousands):

                                              Maturity

                                  3 Months                      Over
                                     or       3-6      6-12      12
                                    Less    Months    Months   Months

Time Certificates of Deposit      $12,100   $ 3,400   $ 4,100  $  800

Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity for the periods indicated and certain other data are as follows:
                                       Year Ended
                                       December 31,

                                1997       1996       1995

Return on Average Assets <F1>   1.30%      1.37%      1.50%
Return on Average Equity <F2>  11.26%     11.69%     12.51%
Dividend Payout Ratio <F3>        76%        42%        48%
Equity to Assets Ratio <F4>
             (Average)         11.54%     11.69%     11.99%
[FN]
<F1> Net income divided by average assets
<F2> Net income divided by average equity
<F3> Dividends declared per share divided by net income per share
<F4> Average equity divided by average assets

Liquidity and Asset/Liability Management

Liquidity is the capacity of a banking enterprise to meet customer loan demand, depositor withdrawals and other financial obligations. The most immediate and efficient source of liquidity for the Bank is a line of credit with the Federal Home Loan Bank of NY.
Based upon the current level of stock ownership, the Bank is authorized to borrow up to $17.8 million. In addition, the Bank has a borrowing line with a correspondent bank in the amount of $2 million. Other sources of liquidity include repayment of loans, sale of loans and securities maturing within one year, although the usefulness of such securities for liquidity purposes is limited to the extent that such securities are pledged. Day to day changes in cash needs caused by flows of customer funds in and out of the Bank are generally reflected in adjustments to the federal funds position. Liquidity is managed on the liability side mainly by the Company's ability to attract sources of funds (such as large denomination certificates of deposit) to supplement maturing earning assets.

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

PART I

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

The Bank also operates branch offices in Dundee, Hammondsport, Hornell, Atlanta, Naples, Wayland and Erwin, New York. These branches are equipped with both ATM's and teller stations. All of the offices, with the exception of our Atlanta, Hammondsport and Penn Yan Offices, have drive-up teller facilities.

The Company's offices are located in the Bank's main office.

Employees

The Bank presently employs approximately 148 persons on a full-time equivalent basis, including four senior officers. It is anticipated that the Bank will hire additional persons as needed on a full-time basis, including additional tellers and customer service representatives.

The bank offers certain fringe benefits to its qualified employees

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

                       Required    Company     Required     Company
                       Minimum      Ratio      Minimum       Ratio
For year ended
   December 31, 1997    3.00%      11.12%       8.00%       21.31%
For year ended
   December 31, 1996    3.00%      11.56%       8.00%       22.27%
For year ended
   December 31, 1995    3.00%      11.96%       8.00%       22.57%

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

All of the revenue of the Company available for the payment of dividends on the Common Stock results from amounts paid to the Company by the Bank. The Bank is required by Federal law to obtain governmental approval for the payment of dividends to the Company if the total of all dividends declared by the Bank in any year will exceed the total of the Bank's net profits (as defined and

Supervision and Regulation, Continued

interpreted by regulation) for that year and the retained net profits (as defined) for the preceding two years less any required transfers to surplus. As of January 1, 1998, the Bank could have declared aggregate dividends of approximately $4.6 million without the approval of regulatory authorities.

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

Significant Accounting Policies

The significant accounting policies of the Bank are documented in Note 1 of the finacial statements.


ITEM 2.  Properties

BNC occupies space at the main banking office of BNB. No real properties are owned or leased by BNC.

The Bank's operations are conducted from ten full service facilities located in Bath, Hammondsport, Atlanta, Naples, Wayland, Dundee, Penn Yan, Hornell and Erwin, New York. In addition, the Bank also operates one seasonal office. The seasonal office is located in the Wayland-Cohocton Central School. The main office is located at 44 Liberty Street, Bath, New York. All administrative functions of the Bank are conducted at the main office. There is a drive-up facility adjacent to the main bank at 44 Liberty Street. There is another drive-up, walk-up facility at West Washington Street, Bath. The bank leases the building for our Penn Yan and Erwin Offices.

The carrying value of property for BNC on a consolidated basis as of December 31, 1997 and 1996 is included on page 49 of this 10-K document.

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

The range of high and low bid information (in dollars) for each full quarterly period for 1997 and 1996, restated to reflect a two for one stock split on April 24, 1996, follows:

                         1997                     1996
                 1Q    2Q   3Q   4Q        1Q   2Q   3Q   4Q

High             38    39   39   40        30   32   35   37

Low              37    38   38   39        30   32   35   34


The high and low bid information represent the price paid for shares of stock of the Company by investors purchasing through the Company's market makers, First Albany Corporation and Sandler O'Neill &
Partners, and trades between holders of Common Stock to the extent the company is aware of such trades.

     B. Holders of Common Stock

As of January 29, 1998, the approximate number of holders of record of the Company's common stock was 644.

     C. Dividends

For 1997 and 1996 the Company paid quarterly cash dividends, amounting to a total for the year of $2.00 and $1.05 per share respectively. These dividends have been restated to reflect a two for one stock split on April 24, 1996.

The Bank is restricted in its ability to pay dividends to the Company.

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

ITEM 6.  Selected Financial Data

The data appearing on the following page represent selected consolidated financial data of the Company for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 and are derived from the Company's consolidated financial statements. These data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10K.

                       1997      1996      1995       1994       1993
Condensed Statements
of Income (in
thousands, except per
share data)
Interest Income <F1> $ 21,680  $ 19,982  $ 18,431  $ 16,351  $ 15,451

Interest Expense
  Deposits              7,447     6,891     6,280     4,506     4,669
Interest Expense
  Borrowings            1,436       952       271        61         4

  Net Interest Income  12,797    12,139    11,880    11,784    10,778

Loan Loss Provision       295       269       132        77        35

Net Interest Income
  After Loan Loss
  Provision            12,502    11,870    11,748    11,707    10,743

Other Operating
  Income <F3>           1,108       993       898       856       974

Other Operating
  Expenses              7,762     7,140     6,973     6,738     6,248
Income Before
  Income Tax            5,848     5,723     5,673     5,825     5,469

Tax Equivalent
  Adjustment              930       779       668       590       505

Income Taxes            1,384     1,496     1,627     1,815     1,658

Net Income           $  3,534  $  3,448  $  3,378  $  3,420  $  3,306

Per Share Data <F2>

Book Value              23.12     22.23     20.90     18.69     18.90
Cash Dividends           2.00      1.05      1.20      2.51      1.00
Net Income               2.61      2.52      2.49      2.66      2.64
Weighted Average
  Common Shares     1,354,869 1,365,832 1,354,492 1,285,762 1,251,662

Balance Sheet Data
(in thousands, except
number of outstanding
shares) at
December 31

Assets               $271,734  $269,238  $235,165  $209,158  $199,202
Securities (Book Val.) 89,198    91,022    64,937    43,878    51,840
Loans, Net            163,009   156,441   148,353   140,054   125,887
Deposits              212,042   208,473   197,760   180,866   170,235
Equity               $ 31,137  $ 30,363  $ 28,554  $ 25,181  $ 24,125
Common Shares
  Outstanding       1,365,801 1,365,801 1,366,234 1,346,780 1,276,960
Treasury Stock         19,203      -         -         -         -

[FN]
<F1> Presented on a tax equivalent basis utilizing a marginal tax rate of 34%.
<F2> All per share data has been restated to reflect a two-for-one stock split on April 24, 1996.
<F3> Discount Revenue was reclassified from Other Operating Income to
     Interest for the years 1996 through 1993.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this section is to focus on relevant business events and information provided in this Annual Report. For a full understanding of this discussion, reference should be made to the Consolidated Financial Statements and Notes, thereto, and the Consolidated Financial Highlights herein and statistical data included under Item 1 of this form 10K.

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

The investment portfolio is one of the Company's primary sources of liquidity. The Company's primary sources of liquidity are federal funds sold and purchased. Other resources of liquidity include repayment of loans and sale of loans. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. High quality securities are readily marketable and provide another level of liquidity. Maturities in the loan portfolio also provide a steady flow of funds. At December 31, 1997 loans with an aggregate balance of $31.9 million and securities of $7.4 million were due to mature in one year or less. Additional funds flow from payments on instalment and revolving credit loans and from a historically high level of net operating earnings. The Company's liquidity also continues to be enhanced by a relatively stable deposit base. At December 31, 1997, the loan to deposit ratio was 78% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 86%.

In addition to the sources of liquidity above, the Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency. The Bank also has an agreement with its correspondent bank to borrow overnight federal funds. During 1997, the Bank had an average daily net federal funds sold of $2.5 million. The Bank is also a member of, and has a line of credit with, the Federal Home Loan Bank of New York, and based upon the current level of stock ownership, the Bank is authorized to borrow up to $17.8 million under this line. The Bank borrowed an average of $.9 million during 1997

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Capital Resources, Continued

against this line of credit.

At December 31, 1997, banking regulations required conformity with a minimum risk based capital standard of 8%. The Bank's risk based capital level as of December 31, 1997 is approximately 20%. Neither the Company nor the Bank had any material commitments for capital expenditures as of December 31, 1997. The adequacy of the Bank's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Bank's resources. An adequate capital base is important for continued growth, expansion and added protection against unexpected losses.

The banking industry is particularly concerned about the upcoming millennium and the computer glitches associated with the year 2000. The bank has addressed the issue by creating a task force charged with identifying and addressing the issues associated with year 2000. Management does not anticipate that year 2000 will have a material effect upon bank operations. The bank feels that the total cost of the year 2000 issue will not exceed $75,000.

The Company has repurchased 19,203 shares of stock at a price equal to the then current market value at the time of acquisition. The shares are being recorded on the cost basis and have not yet been retired. The Board of Directors believes the repurchase of this stock was an excellent investment opportunity for the company and its shareholders in light of the Company's strong capital position.

Results of Operations

Fiscal 1997 Compared with Fiscal 1996

Total Bank assets continued to grow from $269.2 million at year end 1996 to $271.7 million at year end 1997. Loan demand increased from $156.4 million to $163.1 million or 4.3%. Deposits increased from $208.5 million to $212.0 million.

Net income increased from $2.52 per share in 1996 to $2.61 per share in 1997. Although the net yield on earnings assets continues to decline (from 5.05% in 1996 to 4.96% in 1997), increased loan activity is expected to provide a basis for improvement in 1998.

Net loan losses were higher than anticipated for 1997. Bankruptcy losses continue to plague the banking industry in general.

Salaries and employee benefits expense increased significantly in 1997 compared to 1996. This increase is primarily due to the duplication of positions resulting from the impending retirement of four officers of the bank. While management expects salaries to remain approximately the same in 1998, additional employees have been hired to staff the Erwin and Watkins Glen offices.

For detailed information concerning changes in operating income and operating assets refer to Item 1, which includes statistical data.

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

Interest Sensitivity Analysis

The following table sets forth the maturity distribution of the Company's interest-earning assets and interest bearing liabilities as of December 31, 1997, the Company's interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the Company's cumulative interest rate sensitivity gap, the Company's interest rate sensitivity ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the Company's cumulative interest rate sensitivity ratio. The following assumptions were used in preparation of this table: variable rate loans are included in the period in which their next scheduled rate adjustment is expected to take place; fixed rate loans are assumed to be repaid in accordance with their contractual terms; no prepayments are advanced on any loans; and securities are included in the period in which they mature, or in the case of variable rate securities, the period in which the next rate change is anticipated.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Interest Sensitivity Analysis, Continued

                                Interest Rate Sensitivity Analysis
                                     (dollars in thousands)

                         0-30   31-90  91-180 181-365  1 - 5   Over 5
As of
December 31, 1997:

Earning Assets:
 Federal Funds Sold       400
 Loans                 46,700   4,700   8,600  15,400  53,500  35,900
 Securities            14,300   6,400     700   2,700  43,300  24,500
 Total Earning Assets  61,400  11,100   9,300  18,100  96,800  60,400
Interest Bearing Liab.
 Money Market Demand   10,600
 Interest Bearing
  Deposits             33,000
 Certificates of Deposit
  Under $100,000        6,600  11,800  15,800  27,500  14,200
  $100,000 and over     7,600   4,300   2,400   4,800     500
 Savings Accounts      41,800
Securities Sold
 Agreement to Repurch.  5,100             300          18,500
FHLB Borrowings
 Federal Funds Purch.
                      104,700  16,100  18,500  32,300  33,200
Total Int. Bear. Liab.
Incremental Gap <F1>  (43,300) (5,000) (9,200)(14,200) 63,600
Cumulative Gap  <F2>  (43,300)(48,300)(57,500)(71,700) (8,100)
Sensitivity Gap <F3>      .59     .69     .50     .56    2.91
Cumulative Sensit. <F4>   .59     .60     .59     .58     .96

[FN]

<F1> Total earning assets less total interest bearing liabilities for each period.
<F2> Total earning assets less total interest bearing liabilities, cumulative for periods.
<F3> Total earning assets divided by total interest bearing
     liabilities.
<F4> Total earning assets divided by total interest bearing
     liabilities cumulative for periods.

Typically, a banking institution which is "liability sensitive" will be expected to benefit from a decrease in interest rates and be adversely impacted by an increase in interest rates. However, because (as noted above) the repricing of assets and liabilities is frequently subject to management discretion, the correlation between an institution's interest sensitivity position and a change in the interest rate environment is rarely precise. Although the Company currently is "liability sensitive", within one year after December 31, 1997 a decline in interest rates would adversely impact the Company to the extent that the Company determines not to make a corresponding adjustment to the rates paid on NOW and money market deposit accounts.

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

Future Outlook:

The profitability of the Company, like all financial institutions, is subject to the volatility of interest rates throughout the year. The composition of the Company's statement of financial condition and the repricing frequency of its interest bearing assets and liabilities have a direct impact on the interest margin, a key indicator of profitability. Since there will always be economic events and trends that will influence the decision making of management, a main goal of the Bank is controlling interest rate risk through managing the interest sensitivity gap and by controlling the quality of assets through credit policies and diversification. At this time, management believes that the Company's balance sheet does not include significant concentrations of assets or liabilities that would have a material adverse affect on earnings.

ITEM 8.   Financial Statements and Supplementary Data

This section contains the consolidated financial statements and report of independent auditors.

                      BATH NATIONAL CORPORATION
                           AND SUBSIDIARY

                    CONSOLIDATED FINANCIAL REPORT

                          December 31, 1997

                             Bath National Corporation and Subsidiary

                                                             Contents




Independent Auditor's Report                                    35


Financial Statements

   Consolidated statements of financial condition               36
   Consolidated statements of income . . . . . . . . . . . . .  37
   Consolidated statements of stockholders' equity . . . . . .  38
   Consolidated statements of cash flows                        39
   Notes to consolidated financial statements                40-57














































Independent Auditor's Report


To the Board of Directors and Stockholders
Bath National Corporation

We have audited the accompanying consolidated statements of financial condition of Bath National Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bath National Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                        URBACH KAHN & WERLIN PC






Albany, New York
February 20, 1998

                                            Bath National Corporation

                       Consolidated Statements of Financial Condition
                                           December 31, 1997 and 1996


                                             1997        1996

Assets
Cash and due from banks                  $  7,453,597 $  9,859,230
Interest bearing deposits in other banks    1,477,829    2,956,541
Securities                                 89,030,914   90,060,159
Loans, net                                163,009,225  156,440,628
Premises and equipment, net                 5,625,903    5,060,702
Accrued interest receivable                 2,310,129    2,389,093
Other                                       2,826,444    2,471,400

                                         $271,734,041 $269,237,753

Liabilities and Stockholders' Equity
Liabilities
   Deposits:
     Demand                              $ 31,218,815 $ 29,137,046
     Savings                               41,781,937   43,491,468
     NOW accounts                          33,030,029   31,556,534
     Money market accounts                 10,572,735   10,467,440
     Time deposits ($100,000 or more)      19,620,007   27,563,196
     Other time accounts                   75,818,040   66,257,286
                                          212,041,563  208,472,970
   Federal funds purchased                  -            3,825,000
   Securities  sold under agreements  to
    repurchase                             23,840,977   21,928,937
   Borrowed funds                           -            2,000,000
   Other                                    4,714,097    2,648,253

                                          240,596,637  238,875,160

Commitments and Contingencies

Stockholders' Equity
   Preferred   stock,  $10  par   value,
   300,000 shares authorized; none issued  -             -
   Common    stock,   $5   par    value,
   1,500,000 shares authorized, 1,365,801
   shares issued in 1997, and issued and
   outstanding in 1996                      6,829,005    6,829,005
   Additional paid in capital               1,494,678    1,494,678
   Undivided profits                       22,816,135   21,980,350
   Unrealized appreciation on available-
   for-sale securties, net                    736,902       58,560

   Treasury  stock  (19,203 shares in
   1997)                                     (739,316)      -

                                           31,137,404   30,362,593

                                         $271,734,041 $269,237,753

                      See Notes to Consolidated Financial Statements.

                                                  Bath National Corporation

                                          Consolidated Statements of Income
                               Years Ended December 31, 1997, 1996 and 1995


                                              1997        1996        1995

Interest income:
 Loans                                    $14,720,856 $14,066,916 $13,784,990
 Securities
   Held-to-maturity
     U.S. Government and agency
       obligations                          1,538,000     730,550        -
     State and municipal obligations             -           -        956,712
   Available-for-sale
     U.S. Government and agency
       Obligations                          2,355,672   2,725,582   2,330,407
     State and municipal obligations        1,784,057   1,343,952     192,448
 Federal funds sold                           156,219      81,539     213,699
 Deposits in other banks and stocks           195,583     254,709     284,974

        Total interest income              20,750,387  19,203,248  17,763,230

Interest expense:
 Deposits                                   7,447,411   6,891,164   6,280,052
 Borrowings                                 1,436,903     952,038     270,513

        Total interest expense              8,884,314   7,843,202   6,550,565

        Net interest income                11,866,073  11,360,046  11,212,665
Provision for loan losses                     295,468     268,793     132,484

        Net interest income after
          provision for loan losses        11,570,605  11,091,253  11,080,181

Noninterest income:
  Service charges                             784,299     762,002     652,036
  Net  realized gains (losses) on sale of
    available-for-sale securities              33,218     (21,653)     20,894
  Other                                       292,161     252,930     225,040
        Total other income                  1,109,678     993,279     897,970
Noninterest expenses:
  Salaries and employee benefits            4,400,690   3,806,366   3,751,460
  Occupancy                                 1,092,288   1,058,539     975,644
  Other                                     2,269,957   2,275,164   2,245,485

        Total other expenses                7,762,935   7,140,069   6,972,589

Income before income taxes                  4,917,348   4,944,463   5,005,562
Income taxes                                1,383,784   1,496,384   1,627,000

        Net Income                         $3,533,564  $3,448,079  $3,378,562

Net Income per Common Share                     $2.61       $2.52       $2.49

                            See Notes to Consolidated Financial Statements.

                                                       Bath National Corporation

                                 Consolidated Statements of Stockholders' Equity
                                    Years Ended December 31, 1997, 1996 and 1995


                             [---------- COMMON STOCK ----------]                     Net Unrealized
                                                                                Net Unrealized
                                                                                Appreciation
                                                                                (Depreciation) on                   Total
                                  Number of              Add.        Undivided  Available-for-Sale Treasury   Stockholders
                                  Shares     Amount      Paid in Cap.Profits    Securities         Stock       Equity

Balance, January 1, 1995           673,390   $3,366,950  $4,416,515  $18,216,168  $  (817,774)     $    -    $25,181,859

Change in unrealized appreciation
  on available-for sale securities, -          -          -             -           1,066,074           -      1,066,074
  net of taxes of $774,880


Net income - 1995                   -          -          -           3,378,562             -           -      3,378,562

Cash dividends declared             -          -          -          (1,628,343)            -           -     (1,628,343)
($1.20 per common share)

Dividends reinvested                9,727       48,635     506,975      -                   -           -        555,610

Balance, December 31, 1995        683,117    3,415,585   4,923,49 0  19,966,387        248,300          -     28,553,762

2-for-1 stock split               683,117    3,415,585  (3,415,585)     -                   -           -            -


Fractional shares                    (433)      (2,165)    (13,227)     -                   -           -        (15,392)
repurchased

Changes in unrealized
appreciation on available          -           -          -             -            (189,740) -       (189,740)
for-sale securities, net of
taxes of $181,310

Net income - 1996                  -           -          -          3,448,079              -           -      3,448,079

Cash dividends declared
($1.05 per common share)           -           -          -         (1,434,116)             -           -     (1,434,116)

Balance, December 31, 1996     1,365,801    6,829,005   1,494,678   21,980,350         58,560           -     30,362,593

Purchase of treasury stock         -           -          -                 -               -       (739,316)   (739,316)
(19,203 shares)

Changes in unrealized
appreciation on available-         -           -          -                 -         678,342           -        678,342
for-sale securities, net of
taxes of $437,286

Net income - 1997                  -           -          -          3,533,564              -           -      3,533,564

Cash dividends declared            -           -          -         (2,697,779)             -           -     (2,697,779)
($2.00 per common share)

Balance, December 31, 1997    1,365,801   $6,829,005  $1,494,678   $22,816,135     $  736,902      $(739,316) 31,137,404

                              See Notes to Consolidated Financial Statements.

                                                  Bath National Corporation

                                      Consolidated Statements of Cash Flows
                               Years Ended December 31, 1997, 1996 and 1995


                                              1997        1996        1995

Cash Flows From Operating Activities
Net income                                 $3,533,564 $ 3,448,079 $ 3,378,562
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization             437,578     409,581     451,943
    Provision for loan losses                 295,468     268,793     132,484
    Deferred taxes                            388,092      19,481       -
    Loan origination costs deferred           (69,465)    (72,635)      3,917
    Bond premium amortized and discount
      Accreted                                140,080     175,703     218,043
    Losses (gains) on sale of investments     (33,218)     21,653     (20,894)
    Loss on disposed assets                     -           -          35,216
    Changes in:
      Interest receivable                      78,964    (613,958)   (291,364)
      Other assets                             19,050    (459,293)   (104,138)
      Other liabilities                      (645,534)    180,474    (581,394)

        Net cash provided by operating
          Activities                        4,144,579   3,377,878   3,222,375

Cash Flows From Investing Activities
  Proceeds from calls and maturities of         -           -          75,000
    held-to-maturity securities
  Proceeds from sales and maturities of
    available-for-sale securities           9,949,448  13,926,729   9,644,906
  Purchases of held-to-maturity securities      -     (20,000,000)   (333,346)
  Purchases of available-for-sale
    securities                             (7,911,437)(20,424,362)(27,996,216)

  Federal funds purchased/sold             (4,225,000)  1,675,000   4,650,000
  Net (increase) decrease in interest
    bearing deposits in other banks         1,478,712     578,797    (114,053)

  Increase in loans, net                   (6,794,600) (8,283,737) (8,435,384)
  Capital expenditures                       (976,873)   (329,947)   (883,947)

        Net cash used in investing
          Activities                       (8,479,750)(32,857,520)(23,393,040)

Cash Flows From Financing Activities
  Proceeds from Federal Home Loan Bank
    borrowings                                  -           -       3,000,000
 Repayments of Federal Home Loan Bank
    borrowings                             (2,000,000) (1,000,000)       -
 Net increase in securities sold under
    repurchase agreements                   1,912,040  20,858,081   1,070,856
 Purchase of treasury stock                  (739,316)      -            -
 Increase in deposits                       3,568,593  10,711,651  16,782,676
 Dividends paid, net of reinvestments in
   1995                                      (811,779) (1,449,508) (1,072,733)

       Net cash provided by financing
         Activities                         1,929,538  29,120,224  19,780,799

Net decrease in cash and due from banks    (2,405,633)   (359,418)   (389,866)
Cash and due from banks:
  Beginning of year                         9,859,230  10,218,648  10,608,514

  End of year                              $7,453,597 $ 9,859,230 $10,218,648


Supplemental Disclosures of Cash Flow
  Information

  Interest paid                            $9,023,686  $7,415,700 $ 6,471,600

 Income taxes paid                         $1,531,283  $1,698,800 $ 1,761,700

 Dividends payable (included in other
   liabilities)                             1,886,000     615,000     681,000

 Shares of common stock issued under the
   dividend reinvestment program in lieu
   of cash dividends of $555,610 in 1995        -           -           9,727

                                 See Notes to Consolidated Financial Statements.

Note 1. Summary of Significant Accounting Policies

      General

        Bath National Corporation (the "Company"), a bank holding company, and its wholly owned subsidiary, Bath National Bank (the "Bank"), a federal-chartered financial institution, are incorporated under the laws of New York State. The accounting and financial reporting policies of the entities are in accordance with generally accepted accounting principles and general practices within the banking industry.

      Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.
        All material intercompany accounts and transactions have been eliminated in consolidation.

      Securities

        The Bank has investments in debt and other securities. Debt securities consist primarily of obligations of the U.S. government, its agencies and corporations, and state and municipal governments. Management determines the appropriate classification of securities at the time of purchase.

      Trading

        Trading account assets are held for resale in anticipation of short-term market movements. Trading account assets, consisting of debt and money market instruments, are stated at fair value. Gains and losses, both realized and unrealized, are included in other income. The Bank did not hold any trading account assets at December 31, 1997 and 1996.

      Held-to-Maturity

        Securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income over the period to maturity.

      Available-for-Sale

        Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities not classified as trading or as held-to-maturity securities.

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

        The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb potential losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowances based on their judgments of information available to them at the time of their examination.

        Accounting for loan impairments is governed by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114) and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," which amended SFAS 114. These Statements prescribe recognition criteria for loan impairment, generally related to commercial type loans, and measurement methods for certain impaired loans and all loans whose terms are modified in troubled debt restructurings subsequent to the adoption of these statements. A loan is considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement. On January 1, 1995, the Bank adopted the provisions of SFAS 114 and SFAS 118. The effect of adoption of these Statements was not material to the financial statements.

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

      Other Real Estate Owned

        Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowances are included in noninterest expense.

        Real estate properties formally acquired in settlement of loans were not material in 1997 and 1996.

      Income Taxes

        Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due and deferred taxes, which relate primarily to differences between the basis of available-for-sale securities; allowance for loan losses; accumulated depreciation; and employee benefits for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through a provision for income taxes.

      Employee Benefit Plans

        Retirement Benefits: The Bank has a defined contribution pension plan and a profit sharing plan, with a salary deferral feature, for those employees who meet the eligibility requirements set forth in the plans. Contributions to the defined contribution plan are based on a formula while contributions to the profit sharing plan are at the discretion of the board of directors.

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

        Net income per common share is computed on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding were 1,354,869, 1,365,832, and 1,354,492 in 1997, 1996, and
        1995, respectively.

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

      Reclassifications

        Certain items have been reclassified in the 1996 and 1995 financial statements to conform with the 1997 presentation.


Note 2. Cash and Due From Banks

       The Bank is required to maintain reserve cash balances with the Federal Reserve Bank. The total of those reserve cash balances was approximately $2,938,000 and $4,397,000 at December 31, 1997 and 1996, respectively.

Note 3. Securities

       The amortized cost and fair values of available-for-sale securities as of December 31, 1997 are summarized as follows:


                                       [-----Gross Unrealized -----]
                            Amortized
                               Cost       Gains       Losses      Fair Value

      U.S. Government and
        agency securities  $11,327,853 $   66,558    $ 80,270    $11,314,141
      State and municipal
        securities          36,036,771  1,115,839       1,290    $37,151,320
      Mortgage-backed and
        related securities  19,059,605    139,891     123,490     19,076,006
      Other                  1,384,109    105,338       -          1,489,447

                           $67,808,338 $1,427,626    $205,050    $69,030,914


      The amortized cost and fair value of available-for-sale securities as of December 31, 1997 by contractual maturity are shown below. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.


                                    Amortized          Fair
                                      Cost            Value

      Due in one year or less     $   7,433,678     7,421,825
      Due after one year
        through five years           26,533,877    26,825,357
      Due after five years
        Through ten years            21,935,923    22,792,461
      Due after ten years            11,904,860    11,991,271

                                    $67,808,338   $69,030,914

      The amortized cost and fair values of held-to-maturity securities as of December 31, 1997 are summarized as follows:


                                       [-----Gross Unrealized -----]
                             Amortized
                               Cost         Gains        Losses       Fair Value

      U.S. Government and
        agency securities   $20,000,000    $539,200          -       $20,539,200

      The amortized cost and fair value of securities being held-to-maturity as of December 31, 1997 by contractual maturity are shown below.


                                    Amortized          Fair
                                      Cost            Value

      Due after one year
        Through five years         $20,000,000     $20,539,200

Note 3. Securities, Continued

      The amortized cost and fair values of available-for-sale securities as of December 31, 1996 are summarized as follows:


                                       [-----Gross Unrealized -----]
                             Amortized
                                Cost        Gains        Losses       Fair Value

      U.S. Government and
        agency securities  $15,847,517    $ 57,084      $128,067     $15,776,534
      State and municipal
        Securities          31,047,869     485,831        56,996      31,476,704
      Mortgage-backed and
        related securities  21,264,901      81,180       495,503      20,850,578
      Other                  1,792,924     165,942         2,523       1,956,343

                           $69,953,211    $790,037      $683,089     $70,060,159

      The amortized cost and fair values of held-to-maturity securities as of December 31, 1996 are summarized as follows:


                                       [-----Gross Unrealized -----]
                             Amortized
                                Cost        Gains        Losses       Fair Value

      U.S. Government and
        agency securities   $20,000,000    $329,400     $  -         $20,329,400

      Proceeds from sales of securities during 1997, 1996 and 1995, which were principally attributable to those available-for-sale, were $5,599,231, $6,867,918 and
      $5,728,507, respectively, with gross gains of $58,983, $23,080 and $23,839 and gross losses of $25,765, $44,733 and $2,945 realized on those sales.

      Securities with a carrying value of $68,621,401 and $66,136,796 and market values of $69,556,886 and
      $65,875,690 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

Note 4. Loans, Net

      The components of loans at December 31, 1997 and 1996 were as follows:


                                        1997           1996

      Commercial                     $71,582,995       67,078,298
      Installment                     19,002,523       20,145,787
      Real estate mortgage            41,788,215       41,587,646
      Home equity loans               21,697,621       19,150,743
      Student                          7,932,328        7,488,854
      Credit card loans                1,886,019        1,939,241
      Net deferred loan
        origination costs and
        unearned discounts               769,524          700,059
                                     164,659,225      158,090,628
      Less allowance for loan losses   1,650,000        1,650,000
      Loans, net                    $163,009,225     $156,440,628

      Real estate mortgage and home equity loans consist of:


      Mortgages with fixed rates              $19,799,578
      Mortgages with variable rates            21,988,637
      Home equity loans with fixed rates       16,661,386
      Home equity loans with variable rates     5,036,235
         Total real estate loans              $63,485,836

      Changes in the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995 were as follows:


                                              1997           1996        1995

      Balance, beginning of year          $1,650,000     $1,650,000  $1,725,000
      Provision for loan losses              295,469        268,793     132,484
      Recoveries credited to the allowance    86,306         80,752     181,180
      Losses charged to the allowance       (381,775)      (349,545)   (388,664)
      Balance, end of year                $1,650,000     $1,650,000  $1,650,000

      The Bank has, and may be expected to have in the future, banking transactions with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). The aggregate amount of loans to related parties was $675,000 and $589,000 at December 31, 1997 and 1996, respectively.

      The activity with respect to loans to related parties for the year ending December 31, 1997 follows:


      Aggregate amount beginning of period             $589,000
      New loans                                         280,000
      Repayments                                       (194,000)

      Aggregate amount end of period                   $675,000


Note 5. Premises and Equipment

      At December 31, 1997 and 1996, premises and equipment consist of:


                                          1997         1996

      Land                             $  502,389   $  502,389
      Buildings and improvements        6,161,265    5,879,475
      Furniture                         3,315,991    2,628,736
        Total                           9,979,645    9,010,600
      Less accumulated depreciation     4,353,742    3,949,898
      Premises and equipment, net      $5,625,903   $5,060,702

      Depreciation expense was $411,672, $379,401 and $393,354 for the years ended December 31, 1997, 1996 and 1995, respectively.


Note 6. Deposits

      A summary of deposit accounts at December 31, by maturity, is as follows:


                                                        1997          1996

      No contractual maturity                       $116,625,042  $114,661,724
      Maturity within one year                        80,899,368    77,592,337
      Maturity after one year through five years      14,517,153    16,218,909
                                                    $212,041,563  $208,472,970


Note 7. Securities Sold Under Agreements to Repurchase

      Substantially all securities sold under repurchase agreements were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Bank substantially identical securities at the maturities of the agreements. Agreements approximating $18,500,000 mature in July 1999. The balance of the agreements mature in less than four months.

      Information concerning securities sold under agreements to repurchase is summarized as follows:


                                                      1997           1996

      Average balance during the year             $21,533,500    $11,374,200

      Average interest rate during the year              6.2%           6.3%

      Maximum month-end balance
        during the year                           $23,841,000    $22,372,100

      Securities underlying the agreements at year-end:


      Carrying value
                                 $28,086,000      $25,967,300

      Estimated fair value
                                 $28,136,500      $25,287,700


Note 8. Borrowed Funds

      Borrowed funds represent advances from the Federal Home
      Loan Bank. There were no advances at December 31, 1997.
      Advances at December 31, 1996 are summarized as follows:


              1996

                 Advance         Interest            Maturity
                 Amount          Rate                Date

               $1,000,000         5.95%           January 1997
                1,000,000         5.99%            July 1997
               $2,000,000

Note 9. Income Taxes

      A summary of the components of income taxes is as follows:


               [--------------- Years Ended December 31, ---------------]
                                         1997             1996          1995

      Current Tax
        Federal                     $   653,011       $1,097,485    $1,180,000
        State                           342,681          379,418       447,000
          Total current tax expense     995,692        1,476,903     1,627,000
      Deferred tax
        Federal and State               388,092           19,481          -
          Total provision for income
            taxes                    $1,383,784       $1,496,384    $1,627,000

      A reconciliation of the expected income tax expense, computed at the federal statutory rate of 34%, to the income tax expense included in the consolidated statements of income is as follows:


                    [--------------- Years Ended December 31, ---------------]
                                        1997             1996          1995

      Statutory provision            $1,671,898       $1,681,117    $1,701,891
      Tax exempt interest              (608,027)        (508,980)     (436,560)
      State income tax, net of
        federal benefit                 226,169          250,416       295,020
      Non deductible interest            80,956           57,800        49,310
      interest
      Other                              12,788           16,031        17,339
           Total                     $1,383,784       $1,496,384    $1,627,000

      Net deferred tax liabilities (classified as other liabilities) consist of the following at December 31, 1997 and 1996:


                                                    1997            1996

      Deferred tax liabilities:
        Depreciation                            $  467,495        $550,670
        Deferred loan fees                         307,810         336,029
        Unrealized gain on available-for-sale
          securities                               489,030          50,400
                                                 1,264,335         937,099
      Deferred tax assets:
        Provision for loan losses                  502,464         548,153
        Employee benefits                          322,724         337,891

                                                   825,188         886,044
        Less valuation allowance                     -               -
                                                   825,188         886,044

      Net deferred tax liability                $  439,147        $ 51,055

Note 10.Employee Benefit Plans and Postretirement Benefits

      Employee Benefit Plans:

        The Bank has a defined contribution pension plan for those employees who meet the eligibility requirements set forth in the plan. Substantially all of the Bank's full time employees are covered by the plan. Contributions to the plan are based on a formula computation relating to length of service and salary level. The Bank's defined contribution pension plan expense was $268,000, $214,300 and $139,200 for 1997,
        1996 and 1995, respectively.

        The Bank also has a profit sharing plan, with a salary deferral feature, for those employees who meet the eligibility requirements set forth in the plan. Contributions to the plan are at the discretion of the Board of Directors. Substantially all of the Bank's full time employees are covered by the plan. The Bank's profit sharing plan expense was $208,700, $198,800, and $232,400 for 1997, 1996, and 1995, respectively.

        The Bank has severance compensation agreements with two of its Bank officers which do not become effective unless there has been a change in control of the Bank as defined and the Bank terminates the officers' employment. Under those conditions the Bank will pay, as severance, a lump sum payment equal to five times the aggregate annual compensation paid to the executive officers during the calendar year immediately preceding the change in control.

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

        Postretirement benefit expense was $124,180, $131,287 and $127,706 for 1997, 1996 and 1995, respectively.

        The components of the postretirement benefit cost are as follows:


                                                       1997      1996     1995

        Service cost for benefits earned during the
          year                                       $ 26,798    26,690   29,586
        Interest cost on accumulated post-retirement
        benefit obligation                             68,154    70,005   64,117
        Amortization of transition obligation          26,514    26,514   26,514
        Amortization of net loss                        2,714     8,078    7,489
           Net annual postretirement benefit cost    $124,180  $131,287 $127,706

        The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 8.0%, and a health care cost trend rate of 6.0%.

Note 10.Employee Benefit Plans and Postretirement Benefits,
        Continued

      Postretirement Benefits, Continued:

        Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant, would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $147,200 and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1997 by approximately $21,800.

        The following table sets forth the plan's funded status reconciled with the amount shown on the Bank's balance sheet at December 31, 1997 and 1996:

        Accumulated postretirement benefit obligation:


                                                       1997            1996

        Retirees                                     $462,156        $489,213
        Fully eligible active plan participants       124,808          99,721
        Other active plan participants                337,364         360,236

        Accumulative postretirement benefit
          obligation in excess of plan assets         924,328         949,170
        Unrecognized transition obligation           (397,725)       (424,239)
        Unrecognized net loss due to changes
          in assumptions                             (125,437)       (202,852)

            Accrued postretirement benefit cost
              (classified as other liabilities)      $401,166        $322,079


Note 11.  Regulatory Matters

      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum regulatory capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 1997, the most recent notification from the Office of Controller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Bank's actual and required capital amounts and ratios are as follows (dollars in thousands):


                                                   For Capital
                                Actual         Adequacy Purposes:    To Be Well Capitalized:
                            Amount    Ratio     Amount    Ratio      Amount     Ratio
      As of December 31, 1997
      Total Risk-Based
       Capital (to Risk-
       Weighted Assets)    $31,757    21.3%    $11,923    =>8.0%    $14,904   =>10.0%
      Tier I Capital
       (to Risk-
       Weighted Assets)     30,107    20.2%      5,962    =>4.0%      8,943    =>6.0%
      Tier I Capital
       (to Adjusted
       Total Assets)        30,107    11.1%     10,832    =>4.0%     13,540    =>5.0%

      As of December 31, 1996
      Total Risk-Based
       Capital (to Risk-
       Weighted Assets)     31,635    22.3%     11,366    =>8.0%     14,207   =>10.0%
      Tier I Capital
       (to Risk-Weighted
       Assets)              29,985    21.1%      5,683    =>4.0%      8,524    =>6.0%
      Tier I Capital
       (to Adjusted
       Total Assets)        29,985    11.6%     10,373    =>4.0%     12,966    =>5.0%


      The Bank is restricted as to the amount of dividends which can be paid. Dividends declared by national banks that exceed net income (as defined) for the current year plus retained net income for the preceding two years must be approved by the Comptroller of the Currency. Under the formula, dividends of approximately $4,600,000 may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in capital levels being reduced below the minimum requirements shown above.


Note 12.Commitments and Contingencies

      Financial instruments with off balance sheet risk:

        The Bank is party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statements of financial condition.

      Financial instruments with off balance sheet risk, continued:

        The Bank's exposure to credit loss in the event of non performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on balance sheet instruments. A summary of the Bank's commitments at December 31, 1997 is as follows (dollars in thousands):


        Revolving open-end lines secured by 1-4 family residential
          Properties                                                   $ 4,212

        Credit card lines                                                5,007

        Commercial real estate, construction and
        land development                                                 2,777

        Commercial and similar letters of credit, net                      254

        Other unused commitments                                        11,975

                                                                       $24,225

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

        All of the Bank's loans, commitments to extend credit, and letters of credit have been granted to customers in the Bank's market area. Investments in securities issued by state and political subdivisions also involve governmental entities within the Bank's market area. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

      Line of credit:

        The Bank has credit available from the Federal Home Loan
        Bank and Manufacturers and Traders Bank in the amount of $17,812,000 and $2,000,000, respectively, at the overnight federal funds rate.


Note 13.  Disclosures About Fair Value of Financial Instruments

      The fair values shown below (in thousands) represent management's estimates of values at which the various types of the Bank's financial instruments could be exchanged in transactions between willing, unrelated parties. They do not necessarily represent amounts that would be received or paid in actual trades of specific financial instruments.


                              [-------1997 -------]      [-------1996-------]
                                 Carrying   Fair            Carrying   Fair
                                 Amount    Value             Amount   Value
      Financial assets:
        Cash and short term
         investments            $  8,931  $  8,931          $ 12,816  $ 12,816
        Securities                89,031    89,570            90,060    90,390
        Loans, net               163,009   170,048           156,441   157,340
                                $260,971  $268,549          $259,317  $260,546

      Financial liabilities:
        Deposits                $212,042  $212,171          $208,473  $208,535
        Federal funds purchased    -         -                 3,825     3,825
        Securities sold under
          agreements to
          repurchase              23,841    23,841            21,929    21,929
        Borrowed funds             -         -                 2,000     2,000

                                $235,883  $236,012          $236,227  $236,289

      Unrecognized financial
        instruments Commitments
        to extend credit        $ 24,225  $ 24,225          $ 24,214  $ 24,214

Note 13.  Disclosures About Fair Value of Financial Instruments,
          Continued

      The specific estimation methods and assumptions used can have a substantial impact on the resulting fair values of financial instruments. Following is a brief summary of the significant methods and assumptions used in the above table:

      Cash and short term investments:

        For those short term instruments, the carrying amount is a reasonable estimate of fair value.

      Securities:

        For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

      Securities sold under agreements to repurchase and borrowed funds:

        The carrying amounts of securities sold under agreements to repurchase and borrowed funds approximate their fair values.

      Commitments to extend credit and standby letters of credit:

        The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

Note 14.Parent Company Only Financial Information

      Parent company (Bath National Corporation) only condensed financial information is as follows:

      Condensed Statements of Financial Condition
      December 31, 1997 and 1996


                                              1997         1996

      Assets

      Cash                               $     1,297   $     2,920

      Dividend receivable                  1,886,000       615,000

      Investment in subsidiary            31,163,993    30,391,234

            Total assets                 $33,051,290   $31,009,154


      Liabilities and Stockholders'
      Equity

      Liabilities

        Dividend payable                 $1,884,723   $   614,610
        Other liabilities                    29,163        31,951
                                          1,913,886       646,561

      Stockholders' Equity

        Common stock                      6,829,005     6,829,005
        Additional paid in capital        1,494,678     1,494,678
        Undivided profits                22,816,135    21,980,350
        Unrealized appreciation on
          available-for-sale
          securities, net                   736,902        58,560

        Treasury stock                     (739,316)         -
                                         31,137,404    30,362,593

            Total liabilities and
      stockholders' equity              $33,051,290   $31,009,154



      Condensed Statements of Operations
      Years Ended December 31, 1997, 1996 and 1995


                                             1997         1996       1995

      Revenue                             $    -      $     -      $   -

      Expenses

         Other operating expenses             2,165         1,835       4,728

      Loss before equity in earnings of
         subsidiary                          (2,165)       (1,835)     (4,728)

      Equity in earnings of subsidiary    3,535,729     3,449,914   3,383,290

      Net income                         $3,533,564    $3,448,079  $3,378,562

      Condensed Statements of Cash Flows
      Years Ended December 31, 1997, 1996 and 1995


                                              1997          1996         1995
      Cash Flows from Operating Activities
        Net income                          $3,533,564   $3,448,079   $3,378,562
        Adjustments to reconcile net
           income to net cash used in
           operating activities:

              Net earnings of subsidiary    (3,535,729)  (3,449,914)  (3,383,290)
              Change in other liabilities       (2,788)      (1,392)      (3,740)
                Net cash used in operating
                  activities                    (4,953)      (3,227)      (8,468)

      Cash Flows from Investing Activities
        Cash dividend received               2,170,316    1,506,000    1,623,000

      Cash Flows from Financing Activities
        Payments for purchase of
          treasury stock                      (739,316)       -            -
        Cash dividends paid                 (1,427,670) (1,500,135)   (1,619,826)


                Net cash used in            (2,166,986) (1,500,135)   (1,619,826)
                  financing activities

      Net increase (decrease) in cash           (1,623)      2,638        (5,294)

      Cash, January 1                            2,920         282         5,576

      Cash, December 31                     $    1,297 $     2,920    $      282


ITEM 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures
                             None

                            Part III

ITEM 10.  Directors and Executive Officers of the Registrant

Information under this Item 10 has been included in the Registrant's Proxy Statement, included on pages 6 through 8, for its 1997 Annual Meeting filed with the Securities and Exchange
Commission in March 1998 and which is incorporated herein by reference.

ITEM 11.  Executive Compensation

Information under this Item 11 has been included in the Registrant's Proxy Statement, pages 8 through 11, for its 1998
Annual Meeting filed with the Securities and Exchange Commission in March 1998 and which is incorporated herein by reference.

ITEM 12.  Security Ownership of certain Beneficial Owners and
          Management

Information under this Item 12 has been included in Registrant's
Proxy Statement, page 7, for its 1998 Annual Meeting filed with the Securities and Exchange Commission in March 1998 and which is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

Information under this Item 13 has been included in the Registrant's Proxy Statement, page 11, for its 1998 Annual Meeting filed with the Securities and Exchange Commission in March 1998 and which is incorporated herein by reference.

                                 PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

A. Finacial Statements, Financial Statement Schedules and
   Exhibits

   1. Financial Statements

      The information required under this section is located in
      Item 8 of this 10-K report.

B. Reports on Form 8-K

   No reports on form 8-K were required to be filed for the fourth quarter of 1997.

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

D. Financial Statements Schedules

   Financial Statements Schedules are omitted in this particular section since the required information is inapplicable or the required information is presented in the Consolidated Finacial Statements and related Notes to Consolidated Financial Statements presented as Item 8 in Part II.

                           SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly
authorized as of the       day of        , 1998.

                                          BATH NATIONAL CORPORATION




                                          By:
                                            Douglas McCabe, President
                                            Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following
persons on behalf of the registrant and in the capacities
indicated all as of the      day of         1998.

Principal Executive Officer:


_____________________________
Douglas McCabe, President
Chief Executive Officer and
Director


Principal Financial and Accounting Officer:



_______________________________________
Edward C. Galpin, Vice President,
Chief Financial Officer, and Director



Directors:


____________________________
Laverne H. Billings, Director




____________________________
Theodore P. Capron, Director

________________________
Herbert Fort, Director




___________________________
Lisle E. Hopkins, Director




_________________________
Lawrence Howell, Director



______________________
Constance Manikas, Director




____________________________
Robert H. Cole, Director




_____________________
Joseph F. Meade, Jr., Director




___________________________
Freeman H. Smith, III, Director




___________________________
Patrick Sullivan, Director




___________________________
Alan J. Wilcox, Director