Form 10-Q
period 1998-03-31
BATH NATIONAL CORP
filed 1998-05-12
CIK 709335

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q
                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ending March 31, 1998

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

     Yes   X      No

The number of shares outstanding of the issuer's Common Stock, $5.00 par value was 1,365,801 shares as of March 31, 1998, of which 25,888 are classified as Treasury Stock.

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

PART I, FINANCIAL INFORMATION

                         BATH NATIONAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
             MARCH 31, 1998 AND DECEMBER 31, 1997 (Unaudited)

                                            March 31,   December 31,
                                              1998          1997
ASSETS
Cash and due from banks                  $  9,288,700   $  7,453,600
Interest Bearing Deposits
  in other banks                            1,081,100      1,477,800
Securities Held-to-Maturity
  approx. market value 3/98                20,000,000     20,000,000
  $20,472,600, 12/97 $20,329,400
Available-For-Sale                         67,565,200     69,030,900
Total Investments                          87,565,200     89,030,900
Federal Funds Sold                          9,325,000        400,000
Loans, Gross                              164,954,300    164,659,200
  Less: Allowance for loan loss             1,650,000      1,650,000
Premises and equipment-Net                  5,531,500      5,625,900
Interest Receivable                         2,012,200      2,310,100
Other Assets                                  657,800      2,426,500
TOTAL ASSETS                             $278,765,800   $271,734,000

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Deposits:
     Demand                              $ 33,015,700   $ 31,218,800
     Savings                               42,133,600     41,781,900
     NOW accounts                          33,334,100     33,030,100
     Money market deposit accounts         10,050,600     10,572,700
     Time deposits (in denominations
        of $100,000 or more)               23,628,100     19,620,000
     Other time accounts                   79,633,400     75,818,100
   TOTAL DEPOSITS                         221,795,500    212,041,600

   Repurchase Agreements                   22,793,700     23,840,900
   Other liabilities                        2,849,800      4,714,100
   TOTAL LIABILITIES                     $247,439,000   $240,596,600

STOCKHOLDERS' EQUITY:
  Preferred stock:
     $10 par value, 300,000 shares
     authorized                                    -              -
Common stock:
   $5 par value, 1,500,000 shares
   authorized; issued and outstanding
   12/97 - 1,365,801 shares,
   3/98 -  1,365,801 shares                 6,829,000      6,829,000
Surplus                                     1,494,700      1,494,700
Undivided profits                          23,292,500     22,816,100
Unrealized gain/loss - Investments            717,300        736,900
Treasury Stock <F1>                        (1,006,700)      (739,300)
   TOTAL STOCKHOLDERS' EQUITY              31,326,800     31,137,400
TOTAL EQUITY AND LIABILITIES             $278,765,800   $271,734,000
[FN]
<F1> 25,888 shares recorded at cost as of 3/98, 19,203 shares as of
     12/97

See notes to condensed unaudited consolidated financial statements.

BATH NATIONAL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                              1998            1997
INTEREST INCOME:
  Interest and fees on loans              $3,595,200      $3,519,300
  Interest on federal funds sold              61,700          44,400
  Interest on investment securities:
    US Treasury and Gov. Agencies            556,200         627,000
    Municipal obligations                    491,500         379,700
    Taxable Municipals                        29,200          39,000
    Mortgage backed securities               312,100         363,600
    Interest Bearing due from                 19,900          38,700
    Other                                     20,100          16,200
    Total Interest Income                  5,085,900       5,027,900

INTEREST EXPENSE:
  Interest on Deposits                     1,858,000       1,795,200
  Repurchase Agreement                       364,700         338,000
  Interest on short-term borrowings            3,800          28,700
    Total Interest Expense                 2,226,500       2,161,900

Net Interest Income                        2,859,400       2,866,000

Provision for loan losses (recoveries)        88,800         129,100

Net interest income after provision
  for loan losses                          2,770,600       2,736,900

OTHER OPERATING INCOME:
  Service charges                            188,200         193,300
  Trust department fees                       11,400          11,800
  Investment gains (losses)                  (10,400)              0
  Other                                       26,400          34,100
    Total other operating income             215,600         239,200

OTHER OPERATING EXPENSES:
  Salaries and employee benefits           1,132,700       1,092,400
  Occupancy                                  196,700         156,400
  Depreciation                               115,100          97,000
  Other operating expenses                   572,500         461,400
    Total other operating expenses         2,017,000       1,807,200

INCOME BEFORE INCOME TAXES                   969,200       1,168,900
INCOME TAXES                                 224,900         342,300

NET INCOME                                $  744,300      $  826,600

EARNINGS PER COMMON SHARE                      $ .56           $ .61

DIVIDENDS DECLARED PER COMMON SHARE            $ .20           $ .20

ANALYSIS OF NET INTEREST EARNINGS

The following is a presentation of an analysis of the net interest earnings of the company for the three months ended March 31, 1998 and 1997, respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:

                                Three Months Ended March 31, 1998
                                     (dollars in thousands)
                                            Interest
                              Average        Earned       Average
        Assets                 Amount       or Paid    Yield or Rate

Interest Bearing Due
 From Banks                 $  1,406        $   20         5.69%

Taxable Securities            52,094           917         7.05%

Non-Taxable Securities        36,647           748         8.17%

Federal Funds Sold             4,575            62         5.42%

Loans                        164,071         3,619         8.83%

Total Interest-Earning
  Assets                    $258,793        $5,366         8.30%


        Liabilities

NOW's & Money Market Accts. $ 46,448        $  231         1.99%

Savings Deposits              41,590           282         2.72%

Time Deposits                 88,130         1,345         6.11%

Total Interest-Bearing
  Deposits                  $176,168        $1,858         4.22%

Repurchase Agreements         23,272           367         6.31%

Federal Funds Purchased          162             2         4.94%


Total Interest-Bearing
  Liabilities               $199,602        $2,227         4.47%

Net Interest Income                         $3,139         4.86%

Less Tax-Equivalent Adjustment              $  280

Net Interest Income                         $2,859

ANALYSIS OF NET INTEREST-EARNINGS, Continued

                                Three Months Ended March 31, 1997
                                     (dollars in thousands)
                                            Interest
                              Average        Earned       Average
        Assets                 Amount       or Paid    Yield or Rate

Interest Bearing Due
 From Banks                 $  2,755        $   39         6.03%

Taxable Securities            59,434         1,047         7.05%

Non-Taxable Securities        31,363           577         7.36%

Federal Funds Sold             3,504            44         5.03%

Loans                        157,817         3,536         8.97%

Total Interest-Earning
  Assets                    $254,873        $5,243         8.23%


        Liabilities

NOW's & Money Market Accts. $ 45,963        $  230         2.00%

Savings Deposits              43,851           297         2.71%

Time Deposits                 95,953         1,268         5.29%

Total Interest-Bearing
  Deposits                  $185,767        $1,795         3.87%

Repurchase Agreements         21,704           338         6.23%

Federal Funds Purchased          481             7         5.84%

Federal Home Loan Bank
  Borrowings                   1,133            20         7.06%


Total Interest-Bearing
  Liabilities               $209,085        $2,160         4.14%

Net Interest Income                          3,083         4.84%

Less Tax-Equivalent Adjustment                 217

Net Interest Income                         $2,866

PART I, Continued

BATH NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (Unaudited)

                                                     March 31,
                                                 1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   $   744,300  $  826,600
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                  302,000      97,000
   Provision for loan losses                      88,800     129,100
   FAS-115 Effect                                 13,100           0
   Loan origination costs deferred                (9,000)   (193,900)
   Bond premium amortized and (discount accrued) 107,700      42,400
   (Gain) or loss on Sale of Investments          10,300           0
   (Increase) or Decrease in interest
         receivable                              297,900     286,400
   Increase or (Decrease) in other
         liabilities                          (1,864,300)   (660,400)
   (Increase) or Decrease in other assets      1,768,700     407,700
   Net cash provided by operating activities   1,459,500     934,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturing investment securities   1,125,000   1,527,700
Proceeds from sales of investment securities   7,380,100           0
Purchases of investment securities            (7,190,000) (1,191,500)
(Increase) or decrease in federal funds sold  (8,925,000)   (925,000)
Increase or (decrease) in federal funds purch.         0  (3,825,000)
Increase or (decrease) in Repurchase Agmts. (1,047,200) (770,400) Net in interest bearing deposits
   in other banks                                396,700     392,500
Principal collected on loans                  10,752,800   9,538,900
Loans made to customers                      (11,127,600) (9,180,700)
Capital expenditures                            (207,600)    (85,900)
Net cash (used) or provided in
   investing activities                       (8,842,800) (4,519,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW
   MMDA, & savings accounts                    1,930,500   3,101,800
Proceeds from sales of certificates of dep.   11,071,000  14,919,000
Payments for maturing certificates
        of deposit                            (3,247,700) 14,597,700)
Dividends paid                                  (268,000)   (273,100)
Purchase of Treasury Stock                      (267,400)          0
Repayment of FHLB borrowings                           0  (1,000,000)
Net cash provided by financing activities      9,218,400   2,150,000

NET INCREASE OR (DECREASE) IN CASH AND
            CASH EQUIVALENTS                   1,835,100  (1,434,500)

CASH AND CASH EQUIVALENTS AT
            BEGINNING OF YEAR                  7,453,600   9,859,200

CASH AND CASH EQUIVALENTS AT
            END OF THREE MONTHS              $ 9,288,700 $ 8,424,700

BATH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1997.    (Unaudited)

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

    The results of operations for the three month period ended
    3-31-98 are not necessarily inductive of the results to be expected for the full year.

2.  INVESTMENT SECURITIES
    Investment securities held-to-maturity are stated at cost plus discount accrued and premium amortized.

    The carrying value and market value of those securities classified as held to maturity are as follows:

                               Fair          Gross
                   Book       Market       Unrealized
                   Value      Value       Gain    Loss       Net

Agencies         20,000,000 20,472,600   472,600   -        472,600


    Investment securities classified as available-for-sale are stated at fair market value. The carrying value, fair market value, and unrealized gain/loss for those securities are as follows:

                               Fair          Gross
                   Book       Market        Unrealized
                   Value      Value        Gain    Loss       Net
U.S. Treasury
  and other US
  agencies       7,577,600   7,566,300    48,500  (59,800)   (11,300)

States and
  Political
  Subdivisions  39,027,200  40,156,400 1,310,600 (181,400) 1,129,200

Mortgaged
  Backed Sec.   18,185,500  18,258,700   202,600 (129,400)    73,200

Corporate Bonds    193,400     193,300     -         (100)      (100)

Equity Secur.    1,390,500   1,390,500     -        -          -

TOTAL           66,374,200  67,565,200 1,561,700 (370,700) 1,191,000

BATH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
MARCH 31, 1998 AND 1997.    (Unaudited)

3.  ALLOWANCE FOR LOAN LOSSES
    The provision for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio and, on an annual basis, generally exceeds the amount of net loan losses charged against the allowance.

        Balance - January 1, 1998              $1,650,000
        Charge offs                               103,300
        Recoveries                                 14,500
        Provision charged to income                88,800
        Balance - March 31, 1998               $1,650,000

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

PART III

Discussions and Analysis of Financial Condition and Result of
Operations
                                          (Interim)   (Unaudited)
The Bath National Corporation has two subsidiaries (Bath National
Bank)and Bath National Financial Services, a financial service subsidiary.

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

The investment portfolio is one of Bath National Corporation's primary sources of liquidity. The Company's other primary sources of liquidity are federal funds sold and purchased. Other sources of liquidity include repayment of loans and sale of loans. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. Interest bearing deposits in other financial institutions maturing within one year total $1.1 million. Also, high quality securities are readily marketable and provide another level of liquidity. Maturities in the loan portfolio also provide a steady flow of funds. At March 31, 1998 loans with an aggregate balance of $19.3 million and securities of $5.3 million were due to mature in one year or less. Additional funds flow from payments on installment and revolving credit loans and from a historically high level of net operating earnings. Bath National's liquidity also continues to be enhanced by a relatively stable deposit base. On March 31, 1998, the loan to deposit ratio was 74% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 83%.

In addition to the sources of liquidity above, Bath National Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency.

The bank has established lines of credit available with Federal Home Loan Bank and Manufacturers and Traders Bank in the amount of $17.8 million and $2.0 million, respectively, at the overnight federal funds rate. The bank had an average net daily federal funds sold of $4.4 million during 1998.

The adequacy of the Bank's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Bank's resources. An adequate capital base is important for continued growth, expansion and added protection against unexpected losses.

The Federal Reserve Board and Office of the Comptroller of the Currency have guidelines as to the minimum risk based capital requirement of community banks. This minimum is presently 8.0%. Bath National Corporation had primary capital at March 31, 1998 as follows:

Components of Capital                     3-31-98       3-31-97

      Common Equity                    $31,326,800    $31,137,400
      Allowance for loan losses          1,650,000      1,650,000
         Subtotal                       32,976,800     32,787,400
      Less:  Goodwill                      287,400        311,600
      Less:  Treasury Stock              1,006,700        739,300
      Less:  Unrealized Gain/Loss          717,300        736,900
      TOTAL PRIMARY CAPITAL            $30,965,400    $30,999,600

The Company's capital to asset ratios for the first quarter of 1998 and 1997 are as follows:
                           Leverage            Risk Based

                     Required               Required
                     Minimum      Actual    Minimum    Actual
March 31, 1998        4.00%       11.01%      8.00%    21.07%
March 31, 1997        4.00%       12.02%      8.00%    22.93%

Other Operating Income

No significant changes in other operating income are noted.
Investment losses totaling $10,400 were taken in the first quarter of 1998. Additional investment income earned by reinvesting the proceeds will offset these losses during the balance of 1998.

Other Operating Expense

Occupancy expense increased from $156,400 in 1997 to $196,700 in 1998. Repairs and maintenance costs increased by $10,000 from the corresponding first quarter of 1997, while janitorial service accounts for an additional $6,000. Utilities, real estate taxes and insurance related to the new offices in Penn Yan, Erwin and Watkins Glen increased occupancy expense by $24,000.

Other operating expenses increased from $461,400 in the first quarter of 1997 to $572,500 fro 1998. Office supplies costs increased by $28,000, telephone by $17,000, postage increased by $10,000, appraisal expenses by $17,000, and other real estate expense increased by $10,000. All of the increases are due primarily to the new offices opened during the first quarter of 1998 and Penn Yan, which opened after the first quarter of 1997.

Net Interest Income

Net interest income remained at approximately $2,860,000 for the first quarter of 1997 and 1998. Net interest income on a tax equivalent basis, however, increased from $3,063,000 in 1997 to $3,115,000 in 1998. Additional tax exempt income accounts for the additional tax-equivalent adjustment.

Provision for Loan Losses

The Company's management is cognizant of the fact that there are risks of loss involved in any lending function. Identifying the extent of the risk for each loan category, and the probability that losses will be sustained based on delinquency experience, is part of the overall plan for establishing an Allowance for Loan Losses.

Bath National Bank recorded net loan charge offs totaling $103,300 for the quarter ended March 31, 1998 verses net loan charge offs $129,100 for the comparable quarter of 1997. The reserve for loan loss totals $1,650,000. The Board of Directors has determined that $1,650,000 is a sufficient reserve for loan losses based on an analysis of past due loans, historical data and specific identification of problem loans.


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

On March 31, 1998, total non-accruing assets were $900,600.
Collateral supporting the loans totals approximately $865,600.

Non-Performing Loans

     Non-performing loans are summarized as follows:
        Other Real Estate                             $   97,800
        Non-accrual loans                             $  900,600
        Past due 90 days or more and still accruing   $  736,000
       Total                                          $1,734,400

                                SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


BATH NATIONAL CORPORATION


_____________________________________  DATE
Douglas L. McCabe
President




_____________________________________  DATE
Edward C. Galpin
Vice President and Treasurer