Form 10-Q
period 1998-06-30
BATH NATIONAL CORP
filed 1998-07-30
CIK 709335

SECURITIES AND EXCHANGE COMMISSION



                          WASHINGTON, D.C.  20549


                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ending June 30, 1998

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

        Yes x      No _


The number of shares outstanding of the issuer's Common Stock, $5 par value was 1,365,801 shares as of June 30, 1998, of which 37,953 are classified as Treasury Stock.

                             TABLE OF CONTENTS


                                                        Page Number

PART I.    FINANCIAL INFORMATION                          1 -  7


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                     8

           ITEM 2.  Changes in Securities                 8

           ITEM 3.  Defaults upon Senior Securities       8

           ITEM 4.  Submission of Matters to a Vote
                    of Security Holders                   8

           ITEM 5.  Other Information                     8

           ITEM 6.  Exhibits and Reports Form 8-K         8

PART III.  MANAGEMENTS DISCUSSION AND ANALYSIS            9 - 11

                       PART I, FINANCIAL INFORMATION

                        BATH NATIONAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                    JUNE 30, 1998 AND DECEMBER 31, 1997
                                            June 30,   December 31,
ASSETS                                          1998         1997
Cash and due from banks                    $ 10,827,600 $  7,453,600
Interest Bearing Dep.
 in other banks                                 886,700    1,477,800
Securities Held-to-Maturity approx.
   market value 6/98 $20,387,600             20,000,000   20,000,000
Available-For-Sale                           68,262,200   69,030,900
Total Investments                            88,262,200   89,030,900
Federal Funds Sold                            8,900,000      400,000
Loans Gross                                 169,289,800  164,659,200
  LESS: Allowance for loan losses             1,650,000    1,650,000
Premises and equipment-Net                    5,583,800    5,625,900
Interest Receivable                           2,262,300    2,310,100
Other Assets                                    983,200    2,426,500
   TOTAL ASSETS                            $285,345,600 $271,734,000

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Demand                                    31,544,800   31,218,800
   Savings                                   42,869,800   41,781,900
   NOW Accounts                              35,095,800   33,030,100
   Money Market deposit accounts             10,949,600   10,572,700
   Time deposits (in denominations of
      100,000 or more)                       22,042,900   19,620,000
   Other time accounts                       81,184,100   75,818,100
   TOTAL DEPOSITS                          $223,687,000 $212,041,600
   FHLB bank borrowings                       5,000,000            0
   Repurchase Agreements                     22,616,600   23,840,900
   Other Liabilities                          2,785,100    4,714,100
   TOTAL LIABILITIES                       $254,088,700 $240,596,600

STOCKHOLDERS' EQUITY:
  Preferred Stock:
     $10 par value 300,000 shares
     authorized                                       -            -
  Common Stock:
     $5.00 par value, 1,500,000 shares
     authorized; issued and outstanding:
     6/98 -  1,365,801,12/97 - 1,365,801      6,829,000    6,829,000
Surplus                                       1,494,700    1,494,700
Undivided profits                            23,713,900   22,816,100
Unrealized gain/loss - Investments              710,400      736,900
Treasury Stock (37,953 shares
                as of June 1998)             (1,491,100)    (739,300)
TOTAL STOCKHOLDER'S EQUITY                 $ 31,256,900 $ 31,137,400
TOTAL EQUITY AND LIABILITIES               $285,345,600 $271,734,000

See notes to condensed unaudited consolidated financial statements.

BATH NATIONAL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997.

                            Three Months Ended       Six Months Ended
                                  June 30,                June 30,

                             1998        1997         1998       1997
INTEREST INCOME:
 Int. and fees on loans  $3,703,100  $3,640,900  $ 7,362,200 $ 7,160,200
 Int. on fed. funs sold      84,700      40,800      146,400      85,200
 Int. on Inv. Securities:
 US Treas. & Gov. Agency    534,200     624,600    1,090,400   1,251,600
 Municipal Obligations      432,800     403,000      878,400     782,700
 Taxable Municipal           29,400      39,300       58,600      78,300
 Mort. Backed Securities    270,300     374,300      582,400     737,900
 Int. Bearing Due From       13,800      36,400       33,700      75,100
 Other                       19,600      16,100       39,700      32,300
 Total Interest Income   $5,087,900  $5,175,400  $10,191,800 $10,203,300

INTEREST EXPENSE:
 Interest on Deposits    $1,925,300  $1,858,700  $ 3,783,300 $ 3,653,900
 Int. on short term bor.      3,900       8,900        7,700      37,600
 Int. on repur. agreem.     360,600     333,500      725,300     671,500
 Total Interest Expense  $2,289,800  $2,201,100  $ 4,516,300 $ 4,363,000

NET INTEREST INCOME:     $2,798,100  $2,974,300  $ 5,675,500 $ 5,840,300
 Prov. loan loss (recov.)    90,900      37,500      179,700     166,600

 Net int. income after
    Prov. for loan losses 2,707,200   2,936,800    5,495,800   5,673,700

OTHER OPERATING INCOME:
 Service charges         $  202,000  $  198,400  $   390,200 $   391,700
 Trust department fees        6,900       5,300       18,300      17,100
 Invest. gains (losses)         100     (25,200)     (10,300)    (25,200)
 Other                       50,800      43,200       77,200      77,300
 Total other operat inc. $  259,800  $  221,700  $   475,400 $   460,900

OTHER OPERATING EXPENSES:
 Salaries & emp benefit  $1,118,100  $1,062,700  $ 2,250,800 $ 2,155,100
 Net occupancy expense
    of premises             204,600     159,400      401,300     315,800
 Depreciation               125,000     100,000      240,100     197,000
 Other                      577,100     495,500    1,167,600     956,900
 Total other oper. exp.  $2,024,800  $1,817,600  $ 4,059,800 $ 3,624,800

INCOME BEFORE INCOME TAXES  942,200   1,340,900    1,911,400   2,509,800

INCOME TAXES (benefit)      188,800     418,300      413,700     760,600
NET INCOME               $  753,400  $  922,600  $ 1,497,700 $ 1,749,200

EARNINGS PER COMMON SHARE       .56         .67         1.12        1.28

DIVIDENDS DECLARED PER
    COMMON SHARE                .25         .20          .45         .40

ANALYSIS OF NET INTEREST EARNINGS

The following is a presentation of an analysis of the net interest earnings of the company for the six months ended June 30, 1998 and 1997, respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:

                                      Six Months Ended June 30, 1998
                                          (dollars in thousands)
                                                Interest
                                 Average         Earned        Average
        Assets                    Amount        or Paid      Yield or Rate
Interest Bearing Due
 From Banks                     $  1,191      $      34         5.71%

Taxable Securities                50,855          1,771         6.97%

Non-Taxable Securities            37,135          1,335         7.19%

Federal Funds Sold                 5,408            146         5.40%

Loans                            165,156          7,410         8.98%

Total Int-Earning Assets        $259,745      $  10,696         8.24%

       Liabilities
NOW's & Money Market Accts.     $ 45,505      $     456         2.01%

Savings Deposits                  42,152            576         2.74%

Time Deposits                    101,483          2,751         5.43%

Total Int-Bearing Deposits      $189,140      $   3,783         4.00%

Repurchase Agreements           $ 23,060      $     725         6.29%

Federal Funds Purchased               88              3         6.82%

Federal Home Loan Bank
  Borrowings                         166              5         6.03%

Total Int-Bearing Liabilities   $212,454      $   4,516         4.26%

Net Interest Income FTE                       $   6,180         4.76%

Less Tax-Equivalent Adjustment                $    (504)

Net Interest Income                           $   5,676

ANALYSIS OF NET INTEREST-EARNINGS, Continued

                                      Six Months Ended June 30, 1997
                                          (dollars in thousands)
                                                Interest
                                 Average         Earned        Average
        Assets                    Amount        or Paid      Yield or Rate
Interest Bearing Due
 From Banks                     $  2,648        $    75         5.68%

Taxable Securities                61,573          2,100         6.82%

Non-Taxable Securities            32,347          1,291         8.00%

Federal Funds Sold                 3,260             85         5.22%

Loans                            158,668          7,128         9.00%

Total Int-Earning Assets        $258,496        $10,679         8.26%

       Liabilities
NOW's & Money Market Accts.     $ 46,172        $   464         2.02%

Savings Deposits                  44,136            603         2.74%

Time Deposits                     96,982          2,586         5.34%

Total Int-Bearing Deposits      $187,290        $ 3,653         3.90%

Repurchase Agreements           $ 21,175        $   672         6.36%

Federal Funds Purchased              368             11         5.98%

Federal Home Loan Bank
  Borrowings                       1,066             26         4.88%

Total Int-Bearing Liabilities   $209,899        $ 4,362         4.15%

Net Interest Income FTE                         $ 6,317

Less Tax-Equivalent Adjustment                  $   477

Net Interest Income                             $ 5,840

PART I, Continued

BATH NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (Unaudited)

                                                          June 30,
                                                      1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                          1,497,700   1,749,200
ADJUSTMENT TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation                                      240,100     197,000
    Provision for loan losses                         179,700     166,600
    FASB 115 effect & Deferred tax                      2,000       2,200
    Loan origination costs deferred                   (52,600)    (37,800)
    Bond premium amortized and (discount accrued)      76,600      79,500
   (Increase) or Decrease in interest receivable       47,800      (7,300)
    Increase or (Decrease) in other liabilities    (1,911,300)   (486,200)
   (Increase) or Decrease in other assets           1,443,300     507,300
   (Gain)/Loss on Investments                          10,300      25,200
    Net cash provided by operating activities     $ 1,533,600 $ 2,195,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturing securities                   3,308,400   2,842,900
Proceeds from sales of securities                   7,916,200   1,118,100
Purchases of securities                           (10,587,000) (6,264,600)
(Increase) or decrease in federal funds sold       (8,500,000)          0
Increase or (decrease) in federal funds purchased           0  (2,300,000)
Increase of (decrease) in repurch. agreements (1,224,300) (1,381,300) Net (increase) or decrease in interest bearing
    deposits in other banks                           591,100     491,800
Principal collected on loans                       23,886,500  18,745,500
Loans made to customers                           (28,644,200)(21,119,300)
Capital expenditures                                 (198,000)   (232,500)
Net cash used or provided in investing
           activities                             (13,451,300) (8,099,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase or (decrease) in demand deposits
           NOW, MMDA and savings accounts           3,856,500   4,606,100
Proceeds from sale of
           certificates of deposit                 16,386,200  22,389,000
Payments for maturing
           certificates of deposit                 (8,597,300)(19,994,100)
Dividends paid                                       (602,000)   (546,000)
Purchase of Treasury Stock                           (751,700)   (422,100)
Repayment of FHLB borrowings                                0  (1,000,000)
Borrowings from FHLB                                5,000,000           0
Net cash provided by financing activities          15,291,700   5,032,900

NET INCREASE IN CASH AND CASH EQUIVALENTS           3,374,000    (870,800)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      7,453,600   9,859,200
CASH AND CASH EQUIVALENTS AT END OF SIX MONTHS    $10,827,600 $ 8,988,400

BATH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997 AND 1998.  (Unaudited)
---------------------------------------------------------------------------
1. GENERAL
   The accounting and reporting policies followed by Bath National Corporation, a bank holding company, and its subsidiary, Bath National Bank, in the preparation of the accompanying interim financial statements conform with generally accepted accounting principles and with general practice within the banking industry.

   The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

   The results of operations for the six month period ended 6/30/98 are not necessarily inductive of the results to be expected for the full year.

2. INVESTMENT SECURITIES
   Investment securities held-to-maturity are stated at cost plus discount accrued and less premium amortized.

   The carrying value and market value of those securities classified as held-to maturity are as follows:

                               Fair           Gross
                Book          Market        Unrealized
                Value         Value        Gain    Loss         Net

   Agencies $20,000,000   $20,387,600    $387,600   $ -      $387,600

   Investment securities classified as available-for-sale are stated at fair market value. The carrying value, fair market value, and unrealized gain/loss for those securities are as follows:

                                Fair              Gross
                   Book        Market          Unrealized
                   Value       Value          Gain     Loss        Net

U.S. Treasury
  and other US
  agencies     $10,596,200 $10,604,000   $   36,700 $(28,900)  $    7,800

Corporate Bonds    193,800     193,800        -         -            -

Municipal
  Obligations   39,081,700  40,190,100    1,112,800   (4,400)   1,108,400

Mortgaged
  Backed Sec.   15,574,100  15,636,300      111,100  (48,900)      62,200

Equity Secur.    1,638,000   1,638,000         -         -               -
TOTAL          $67,083,800 $68,262,200   $1,260,600 $ 82,200  $ 1,178,400

BATH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
JUNE 30, 1997 AND 1998.  (Unaudited)

3. ALLOWANCE FOR LOAN LOSSES
   The provision for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio and, on an annual basis, generally exceeds the amount of net losses charged against the allowance.
                 Balance - January 1, 1998      $1,650,000
                 Charge offs                      (209,000)
                 Recoveries                         29,300
                 Provision charged to income       179,700
                 Balance - June 30, 1998        $1,650,000

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

                                   None

ITEM 3.  Defaults Upon Senior Securities

                                   None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of the shareholders of Bath National
         Corporation was held April 29, 1998. The following directors were elected:

NAME                  TERM     VOTES FOR    VOTES AGAINST     ABSTAIN

Laverne H. Billings  3 years   1,099,183       3,800           -0-

Theodore P. Capron   3 years   1,101,143       1,840           -0-

Constance Manikas    3 years   1,098,783       4,600           -0-

Douglas L. McCabe    3 years   1,102,983         -0-           -0-

Joseph F. Meade, Jr. 3 years   1,102,492         491           -0-

Appointment of Urbach,
 Kahn & Werlin as
 Certified Public
 Accountants                 1,102,793           200           -0-



ITEM 5.  Other Information

         There were no reports filed on Form 8-K


ITEM 6.  Exhibits and Reports on Form 8-K

                                    N/A

               PART III. MANAGEMENTS DISCUSSION AND ANALYSIS


Discussions and Analysis of Financial Condition and Result of Operations
                                            (Interim)  (Unaudited)

     Bath National Corporation two subsidiaries; Bath National Bank and Bath National Financial Services, a financial service subsidiary.

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

     The investment portfolio is one of Bath National's primary sources of liquidity. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. Interest bearing deposits in other financial institutions maturing within one year total $.9 million. Also, high quality securities are readily marketable and provide another level of liquidity. Maturities in the loan portfolio also provide a steady flow of funds. At June 30, 1998 loans with an aggregate balance of $31.8 million and securities of $10.9 million were due to mature in one year or less. Additional funds flow from payments on instalment and revolving credit loans and from a historically high level of net operating earnings. Bath National's liquidity also continues to be enhanced by a relatively stable deposit base. On June 30, 1998, the loan to deposit ratio was 76% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 84%.

     In addition to the sources of liquidity above, Bath National Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency. The bank has established lines of credit available with the Federal Home Loan Bank and Manufacturer s and Traders Bank in the amount of $17.8 and $2.0 million respectively. The funds are priced at the overnight federal funds rate. The bank had an average net daily federal funds sold of $5.3 million during 1998.

     During the second quarter of 1997, the Board of Directors approved a treasury stock repurchase program for up to 100,000 shares of Bath National Corporation Stock. The amount to be paid per share is the market price as provided by the corporation's market makers. Total shares purchased since the inception total 37,953 with a cost of $1,491,000. Repurchase of common stock are accounted for under the cost method, whereby shares repurchased are recorded in a contra-equity account.

     The Federal Reserve Board and Office of the Comptroller of the Currency have guidelines as to the minimum risk based capital requirement of community banks. This minimum is presently 8%.
Bath National Corporation had primary capital at June 30, 1998 and June 30, 1997 as follows:

          Components of Capital               6-30-98         6-30-97

          Common Equity                     $31,256,900     $31,137,400
          Allowance for loan losses           1,650,000       1,650,000
                    Subtotal                 32,906,900      32,787,400
          Less:   Goodwill                      281,400         305,600
          Less:   Treasury Stock              1,491,100         422,100
          Less:   Unrealized Gain/Loss          710,400         736,900
          TOTAL PRIMARY CAPITAL             $30,424,000     $31,322,800

The company's capital to asset ratios as of June 30, 1997 and 1998 are as follows:

                TIER I LEVERAGE RATIO        RISK BASED

                Required                 Required
                Minimum       Actual     Minimum      Actual
June 30, 1997    4.00%        11.89%      8.00%       22.63%
June 30, 1998    4.00%        11.36%      8.00%       20.52%

Net Interest Income

Net interest income decreased by $176,000 for the three months ended June 30, 1998 as compared to the same three months of 1997. Additional costs of deposits due to the special promotions for the new branch openings, as well as a decline in investment earnings account for the decrease. As rates have fallen, prepayments on mortgage related products have increased dramatically, thus lowering the yields.

Net interest income for the six months ended June 30, 1998 decreased from the June 30, 1997 amounts by $175,000. As the promotional time deposits are renewed at the normal rates, and new loans are generated, net interest income is expected to increase during the remaining months of 1998.

Provision for Loan Losses

     The company's management recognizes the fact that there are risks of loss involved in any lending function. Identifying the extent of the risk for each loan category, and the probability that losses will be sustained based on delinquency experience, is part of the overall plan for establishing an Allowance for Loan Losses.

     Bath National Bank recognized net loan charge offs totaling $209,000 for the six months ended June 30, 1998 versus a net charge off of $166,600 for the comparable six months of 1997. The reserve for loan loss totals $1,650,000. The Board of Directors has determined that $1,650,000 is a sufficient reserve for loan losses based on an analysis of past due loans, historical data and specific identification of problem loans.

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

     On June 30, 1998, total non-accruing assets were $975,000.
Collateral supporting the loans totals $1,264,000.

NON PERFORMING LOANS

     Non-performing loans are summarized as follows:

        Other Real Estate                             $   84,000
        Non-accrual loans                             $  975,000
        Past due 90 days or more and still accruing   $  670,000
        Total                                         $1,729,000


Other Operating Expenses

Other Operating expense for the three months ended June 30, 1998, increased by $215,000 or 11.8% over the three months ended June 30, 1997. Costs associated with increasing loan generation as well as staffing costs for the three new offices account for much of the increase. In addition, occupancy expenses increased due to the additional three bank offices.
A new computer system for the bank was purchased during the first quarter. Depreciation of this system, as well as depreciation for additional bank equipment at the new offices, increases total operating expenses by $25,000 per quarter.

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                         BATH NATIONAL CORPORATION



DATE: ____________________               _________________________
                                         Douglas L. McCabe
                                         President




DATE: ____________________               _________________________
                                         Edward C. Galpin Vice President
                                         and Treasurer