Form 10-Q
period 1998-09-30
BATH NATIONAL CORP
filed 1998-11-03
CIK 709335

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ending September 30, 1998

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

       Yes   X       No ______

The number of shares outstanding of the issuer's Common Stock, $5 par value was 1,365,801 shares as of September 30, 1998, of which 37,953 are classified as Treasury Stock.

                               TABLE OF CONTENTS
                                                       Page Number

PART I.    FINANCIAL INFORMATION                        1 -  7

PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                        8

           ITEM 2.  Changes in Securities                    8

           ITEM 3.  Defaults upon Senior Securities          8

           ITEM 4.  Submission of Matters to a vote          8
                    of Security Holders

           ITEM 5.  Other Information                        8

           ITEM 6.  Exhibits and Reports Form 8-K            8

PART III.  MANAGEMENT'S DISCUSSION AND ANALYSIS         9 - 11

PART I.  FINANCIAL INFORMATION
BATH NATIONAL CORPORATION
CONDENSED CONSOLIDATION STATEMENTS OF CONDITION
AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                             September 30,    December 31,
                                                 1998             1997
ASSETS
Cash and due from banks                     $ 10,456,000    $  7,453,600
Interest Bearing Deposits in other banks         490,500       1,477,800
Securities Held-to-Maturity approx.
   market value 9/98 $20,434,000              20,000,000      20,000,000
Available-for-Sale                            68,461,400      69,030,900
Total Investments                             88,461,400      89,030,900
Federal Funds Sold                             4,825,000         400,000
Loans (Gross)                                174,725,500     164,659,200
  LESS: Allowance for loan losses              1,693,700       1,650,000
Premises and equipment-Net                     5,506,300       5,625,900
Interest Receivable                            2,133,400       2,310,100
Other Assets                                     851,600       2,426,500
TOTAL ASSETS                                $285,756,000    $271,734,000

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Demand                                   $ 34,206,600    $ 31,218,800
   Savings                                    42,112,200      41,781,900
   NOW Accounts                               34,061,800      33,030,100
   Money Market deposit accounts              10,610,700      10,572,700
   Time deposits (in denominations of
      100,000 or more)                        17,508,200      19,620,000
   Other time accounts                        81,918,500      75,818,100
   TOTAL DEPOSITS                            220,418,000     212,041,600

   FHLB Borrowings                             5,000,000               0
   Repurchase Agreements                      25,491,600      23,840,900
   Other liabilities                           2,801,700       4,714,100
   TOTAL LIABILITIES                         253,711,300     240,596,600

STOCK HOLDERS' EQUITY:
Preferred Stock:  $10 par value;
 300,000 shares authorized,

Common Stock: $5 par value;
   1,500,000 shares authorized;
   issued and outstanding: September
   1998 - 1,365,801 December 1997 1,365,801    6,829,000       6,829,000
Surplus                                        1,494,700       1,494,700
Undivided profits                             24,230,600      22,816,100
Treasury Stock (37,953 shares
           as of September 1998)              (1,491,100)       (739,300)
Unrealized gain/(loss) - Investments             981,500         736,900
TOTAL STOCKHOLDER'S EQUITY                    32,044,700      31,137,400
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY  $285,756,000    $271,734,000

See notes to condensed unaudited consolidated financial statements.

BATH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

                               Three Months Ended      Nine Months Ended
                                  September 30,          September 30,
                                 1998       1997        1998        1997
INTEREST INCOME:
  Interest and fees on loans  $3,704,700 $3,667,100 $11,011,600 $10,827,300
  Int. on federal funds sold     129,100     35,900     275,500     121,100
  Int. on investment securit:
  US Treasury & Govern. Agency   547,100    627,000   1,637,500   1,878,600
  Municipal Obligations          448,400    412,800   1,326,800   1,195,500
  Taxable Municipal               20,500     37,700      79,100     116,000
  Mortgaged Backed Securities    263,500    352,700     845,900   1,090,600
  Interest Bearing due from        9,900     32,600      43,600     107,700
  Other                           22,700     16,200      62,400      48,500
  Total Interest Income        5,145,900  5,182,000  15,282,400  15,385,300

INTEREST EXPENSE:
  Interest Deposits            1,894,800  1,909,700   5,678,100   5,563,600
  Int. on short term borrow.      80,000     13,100      87,700      50,700
  Interest on repurchase agree   383,500    334,900   1,108,800   1,006,400
  Total Interest Expense       2,358,300  2,257,700   6,874,600   6,620,700

NET INTEREST INCOME            2,787,600  2,924,300   8,407,800   8,764,600

  Prov. loan loss (recovery)     105,000     65,700     284,700     232,300

  Net Int. Income After
    Provision for Loan Losses  2,682,600  2,858,600   8,123,100   8,532,300

OTHER OPERATING INCOME:
  Service charges                204,900    197,000     595,100     588,700
  Trust department fees           16,200     13,500      34,500      30,600
  Invest. gains (losses)          (3,400)     5,300     (13,700)    (19,900)
  Other                          161,800     51,600     294,300     128,900
  Total other operating income   379,500    267,400     910,200     728,300

OTHER OPERATING EXPENSES:
  Salaries & emp benefits      1,107,100  1,145,700   3,357,900   3,300,800
  Net occupancy expense of
    premises                     209,500    167,500     610,800     483,300
  Depreciation                   141,500    105,100     381,600     302,100
  Other                          485,700    522,700   1,653,300   1,479,600
  Total other oper. expenses   1,943,800  1,941,000   6,003,600   5,565,800

INCOME BEFORE INCOME TAXES     1,118,300  1,185,000   3,029,700   3,694,800

INCOME TAXES (benefit)           269,300    346,000     683,000   1,106,600
NET INCOME                    $  849,000 $  839,000  $2,346,700  $2,588,200
EARNINGS PER COMMON SHARE [FN]      .64        .63        1.76        1.91
DIVIDENDS DECLARED PER COMMON SHARE .25        .20         .70         .60
<F1> Earnings per share data is based on average weighted shares outstanding.

ANALYSIS OF NET INTEREST EARNING

The following is a presentation of an analysis of the net interest earnings of the company for the nine months ended September 30, 1998 and 1997, respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:

                                  Nine Months Ended September 30, 1998
                                          (dollars in thousands)
                                               Interest
                                 Average        Earned        Average
        Assets                    Amount       or Paid      Yield or Rate
Interest Bearing Due
 From Banks                     $  1,014       $    44          5.78%

Taxable Securities                50,323         2,624          6.94%

Non-Taxable Securities            37,275         2,017          7.20%

Federal Funds Sold                 6,789           276          5.41%

Loans                            167,043        11,086          8.83%

Total Int-Earning Assets        $262,444       $16,047          8.14%

       Liabilities
NOW's & Money Market Accts.       45,630           692          2.02%

Savings Deposits                  42,314           874          2.75%

Time Deposits                    101,161         4,112          5.41%

Total Int-Bearing Deposits      $189,105       $ 5,678          4.00%

Repurchase Agreements             23,551         1,111          6.28%

Federal Funds Purchase                63             2          4.23%

Federal Home Loan Bank
 Borrowings                        1,795            84          6.23%

Total Int-Bearing Liabilities   $214,514       $ 6,875          4.27%


Net Interest Income FTE                        $ 9,172          4.65

Less Tax-Equivalent Adjustment                 $ (764)

Net Interest Income                            $8,408

                                  Nine Months Ended September 30, 1997
                                          (dollars in thousands)
                                               Interest
                                 Average        Earned        Average
        Assets                    Amount       or Paid      Yield or Rate
Interest Bearing Due
 From Banks                     $  2,456       $   108          5.86%

Taxable Securities                58,702         3,134          7.12%

Non-Taxable Securities            33,115         1,818          7.31%

Federal Funds Sold                 3,065           121          5.27%

Loans                            159,198        10,885          9.12%

Total Int-Earning Assets        $256,536       $16,066          8.35%

       Liabilities
NOW's & Money Market Accts.     $ 45,988       $   701          2.04%

Savings Deposits                  44,122           911          2.76%

Time Deposits                     97,774         3,952          5.40%

Total Int-Bearing Deposits      $187,884       $ 5,564          3.96%

Repurchase Agreements             21,030         1,006          6.39%

Federal Funds Purchased              386            18          6.23%

Federal Home Loan Bank
 Borrowings                          751            33          5.87%

Total Int-Bearing Liabilities   $210,051       $ 6,621          4.22%


Net Interest Income FTE                        $ 9,445          4.90%

Less Tax-Equivalent Adjustment                 $   680

Net Interest Income                            $ 8,765

PART I, Continued

BATH NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Unaudited)

                                                         September 30,
                                                      1998          1997
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                       $  2,346,700 $  2,588,200
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation                                       381,600      302,000
   Provision for loan losses                          284,700      232,300
   FAS-115 effect                                     816,900        2,900
   Loan origination costs deferred                   (175,200)     (44,500)
   Bond premium amortized and (discount accrued)      120,900      107,700
   (Gain) or Loss on sale of investments               13,700       19,900
   (Increase) or Decrease in interest receivable      176,700      304,700
   Increase or (Decrease) in other liabilities     (2,075,400)    (498,000)
   (Increase) or Decrease in other assets           1,574,900      457,200
   Adjustment to loan reserve                          43,700            0
   Net cash provided by operating activities        3,509,200    3,472,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturing securities                   3,474,200    3,035,000
Proceeds from sales of investment securities        9,578,600    2,387,400
Purchases of investment securities                (13,025,500)  (6,704,400)
(Increase) or decrease in federal funds sold       (4,425,000)           0
Increase or (decrease) in federal funds purchased           0     (825,000)
Increase or (decrease) in repurchase agreements 1,650,700 (627,000) Net decrease in interest bearing
      deposits in other banks                         987,300    1,279,600
Principal collected on loans                       35,804,400   28,329,900
Loans made to customers                           (45,980,200) (33,945,800)
Capital expenditures                                 (262,000)    (366,900)
Net cash used or provided in investing
        activities                                (12,197,500)  (7,437,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) or increase in demand
    deposits, NOW, MMDA & savings accounts          4,387,800    2,242,700
Proceeds from sale of
        certificates of deposit                    25,530,500   38,003,000
Payments for maturing
        certificates of deposit                   (21,541,900) (31,937,900)
Dividends paid                                       (934,000)    (816,000)
Purchase of Treasury Stock                           (751,700)    (739,300)
Repayment of FHLB borrowings                                0   (2,000,000)
Borrowings from FHLB                                5,000,000            0
Net cash provided by financing activities          11,690,700    4,752,500

NET INCREASE IN CASH AND CASH EQUIVALENTS           3,002,400      787,700

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      7,453,600    9,859,200

CASH AND CASH EQUIVALENTS AT END OF NINE MONTHS   $10,456,000 $ 10,646,900

BATH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998 AND 1997.    (Unaudited)

---------------------------------------------------------------------------

1. GENERAL
   The accounting and reporting policies followed by Bath National Corporation (BNC), a bank holding company, and its subsidiares, Bath National Bank (BNB)and BNC Financial Services (BNCFS) in the preparation of the accompanying interim financial statements conform with generally accepted accounting principles and with general practice within the banking industry.

   The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

   The results of operations for the nine month period ended 9-30-98 are not necessarily inductive of the results to be expected for the full year.

2. INVESTMENT SECURITIES
   Investment securities classified held-to-maturity are stated at cost plus discount accrued and less premium amortized. The carrying value, fair market value and unrealized gain/(loss) are as follows:

                                      Fair
                          Book       Market   Unreal.  Unreal.
                          Value       Value    Gain     Loss        Net

Agencies                20,000,000 20,434,000 434,000      -      434,000


Investment securities classified as available-for-sale are stated at fair market value. The carrying value, fair market value and unrealized gain/(loss) for those securities are as follows:

                                     Fair
                         Book       Market     Unreal.    Unreal.
                         Value       Value      Gain       Loss       Net
U.S. Treasury &
  Agencies            10,017,900  10,033,200     42,800   (27,500)    15,300

Corporates               194,300     194,200        -        (100)      (100)

States & Political
  Subdivisions        38,567,500  40,222,400  1,654,900       -    1,654,900

Mortgage Back
  Securities          16,276,900  16,239,900     23,000   (60,000)   (37,000)

Equity Securities      1,771,700   1,771,700        -         -          -

Total                 66,828,300  68,461,400  1,720,700   (87,600) 1,633,100

BATH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
SEPTEMBER 30, 1998 AND 1997. (Unaudited)

3. ALLOWANCE FOR LOAN LOSSES
   The provision for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio and, on an annual basis, generally exceeds the amount of net loan losses charged against the allowance.

       Balance - January 1, 1998                  $  1,650,000
       Less charge offs                               (292,300)
       Recoveries                                       51,300
       Provision charged to income                     284,700
       Balance - September 30, 1998               $  1,693,700

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

         There were no reports filed on Form 8-K

ITEM 6.  Exhibits and Reports on Form 8-K

                        N/A

PART III.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Discussions and Analysis of Financial Condition and Result of Operations
                                            (Interim)  (Unaudited)
     Bath National Corporation has one subsidiary bank (Bath National Bank) and one non-banking subsidiary (BNCFS), a financial service subsidiary.

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

     The investment portfolio is one of Bath National s primary sources of liquidity. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. Interest bearing deposits in other financial institutions maturing within one year total $.4 million. Also, high quality securities are readily marketable and provide a steady flow of funds. At September 30, 1998 loans with an aggregate balance of $24.9 million and securities of $8.0 million were due to mature in one year or less. Additional funds flow from payments on installment and revolving credit loans. Bath National Bank's liquidity also continues to be enhanced by a relatively stable deposit base. On September 30, 1998, the loan to deposit ratio was 79% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 86%.

     In addition to the sources of liquidity referred to above, Bath National Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency. The bank has established lines of credit available with the Federal Home Loan Bank and Manufacturer s Traders Bank in the amount of $17.8 and $2.0 million respectively. The funds are priced at the overnight federal funds rate. The bank had an average net daily federal funds sold of $4.9 million.

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

     Management has begun the process of identifying and controlling the risks associated with the year 2000 computer problem. Risk assessment, testing, and customer awareness programs are presently on schedule. The total estimated costs for the Bank s y2k program is considered immaterial at approximately $25,000.

     The Federal Reserve Board and Office of the Comptroller of the Currency have guidelines as to the minimum risk based capital requirement of community banks. This minimum is presently 8.00%. Bath National Corporation has primary capital at September 30, 1998 and September 30, 1997 as follows:

                Components of Capital             9-30-98          9-30-97

           Equity Capital                      $31,063,200      $31,339,900
           Less Goodwill                           275,300          299,500
           Tier 1 Capital                       30,787,900       31,040,400
           Tier 2 Capital                        1,693,700        1,650,000
           Total Capital                       $32,481,600      $32,690,400


The company's capital to asset ratios for the third quarter of 1998 and 1997 are as follows:

                  TIER I LEVERAGE RATIO           RISK BASED

                  Required                    Required
                   Minimum      Actual         Minimum     Actual
September 30, 1997   4.00%       11.80%          8.00%      22.43%
September 30, 1998   4.00%       11.03%          8.00%      20.17%

Net Interest Income

     Net interest income declined by $136,700 for the quarter ended September 30, 1998 as compared to the corresponding quarter of 1997. Earnings on investment securities declined by approximately $75,000, while earnings on loans increased by $38,000. Cost of funds increased by $100,000 for the comparable quarters, due primarily to an increase in repurchase agreements outstanding and FHLB borrowings.

Provision for Loan Losses

     The company's management recognizes the fact that there are risks of loss involved in any lending function. Identifying the extent of the risk for each loan category, and the probability that losses will be sustained based on delinquency experience, is part of the overall plan for establishing an Allowance for Loan Losses.

     Bath National Bank recognized net loan charge offs totaling $284,700 for the nine months ended September 30, 1998 versus a net charge off of $232,300 for the comparable nine months of 1997. The reserve for loan loss totals $1,693,700. The Board of Directors has determined that $1,693,700 is a sufficient reserve for loan losses based on an analysis of past due loans, historical data and specific identification of problem loans.

Non-Performing Assets

     The Bank's policy is to discontinue the accrual of interest on loans (other than installment loans) for which principal and interest is past due 120 days or more and which are not fully collateralized. Such loans are classified as non-accrual by BNB. This classification does not, however, necessarily indicate that the principal of the loan is uncollectible, but does warrant a review of the collectability. When a loan is placed on a non-accrual basis, any unpaid interest accrued is reversed against current income.
     On September 30, 1998, total non-accruing assets were $664,100. Collateral supporting the loans totals $1,118,500.


Non-Performing Loans

     Non-performing loans are summarized as follows:

        Other Real Estate                             $   45,500
        Non-accrual loans                             $  664,100
        Past due 90 days or more and still accruing   $  477,000
        Total                                         $1,186,600

Other Operating Expenses

    Salaries and benefits declined for the third quarter of 1998 as compared to 1997 by $39,000. At the end of 1997, three key employees retired, necessitating the hiring and training of their replacements. As a result, these three positions were duplicated and the resulting salary increase is reflected in 1997 amounts.

     Net occupancy expense increased by $41,000 for the quarter due to two new offices opened during 1998. Depreciation expense increased for the comparable quarters by $36,000 due to the new computers system for the bank, plus additional furniture and equipment for the new offices.

Other Operating Income

     Other operating income increased by $112,000 for the quarter ended September 30, 1998 as compared to the third quarter of 1997. Income generated by mortgage broker fees account for the increase.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                     BATH NATIONAL CORPORATION



DATE _________________               ___________________________________
                                     Douglas L. McCabe
                                     President






DATE
                                     Edward C. Galpin
                                     Vice President and Treasurer