Form 10-K
period 1998-12-31
BATH NATIONAL CORP
filed 1999-03-30
CIK 709335

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                                FORM 10-K

      [X] Annual Report Pursuant to Section 13 or Section 15(d) of
               The Securities Exchange Act of 1934

               For the fiscal year ended December 31, 1998
                                   OR
      [ ] Transition Report Pursuant To Section 13 or 15(d) of The
                     Securities Exchange Act of 1934
                For the transition period from .. to ..

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

        Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class   Name of Each Exchange Where Registered

           None                            None
        Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock Par Value $5 per Share
                           (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X                  No ______

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant as of March 15, 1999 was $65,894,000.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 15, 1999.

    1,365,801 shares, common stock, $5.00 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    1) Portions of Annual Report to Stockholders for the year ended December 31,1998 - Part I & II
    2)  Portions of Proxy statement for 1999 Annual Meeting - Part III

                          TABLE OF CONTENTS

            PART I


ITEM    1.  Business                                       1-25

ITEM    2.  Properties                                       25

ITEM    3.  Legal Proceedings                                25

ITEM    4.  Submission of Matters to a
            Vote of Security Holders                         26


            PART II

ITEM    5.  Market for the Registrant's Securities
            and Related Stockholder Matters               26-27

ITEM    6.  Selected Financial Data                       27-29

ITEM    7.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                    29-33

ITEM    8.  Financial Statements and
            Supplementary Data                               33

ITEM    9.  Changes in and disagreements with Accountants
            on Accounting and Financial Disclosure           33


            PART III

ITEM   10.  Directors and Executive Officers
            of the Registrant                                33

ITEM   11.  Executive Compensation                           33

ITEM   12.  Security Ownership of Certain Beneficial
            Owners and Management                            34

ITEM   13.  Certain Relationships and Related
            Transactions                                     34


            PART IV

ITEM   14.  Exhibits, Financial Statement
            Schedules and Reports on Form 8-K             34-35

PART I

ITEM 1.  Business

     The Company functions primarily as the holder of stock of Bath National Corporation (BNC or the "Company"). BNC is a one bank holding company which was incorporated in 1982 and is registered under the Bank Holding company Act of 1956. Bath National Bank (BNB or "the Bank") is a full service commercial bank with trust powers.

     BNC Financial Services, a financial services subsidiary that sells annuities, life insurance and mutual funds, was incorporated during 1997. This subsidiary employs three series seven investment representatives. Investment services are available at all branch locations. Investment products are sold through Caderet, Grant & Co., Inc. and is a member of NASD/SIPC. Insurance products are offered through Finger Lakes Investments Corporation, which is based in Rochester, New York. No proprietary funds are sold.

     In addition to holding the stock of BNB and BNC Financial Services (collectively, the "Subsidiaries"), both of which are wholly-owned by the Company, the Company assists in the management of the subsidiaries as appropriate. The Company is a legal entity separate and distinct from the Subsidiaries. The right of the Company to participate in any distribution of the assets or earnings of the Subsidiaries is subject to the claims of creditors of the Subsidiaries, except to the extent that claims, if any, of the Company itself as a creditor may be recognized. BNC derives all of its income from dividends paid to it by the Subsidiaries.

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

Market Area and Competition:

The primary market areas of the Bank include Dundee, Hammondsport, Erwin, Corning, Wayland, Hornell, Atlanta, Naples, Penn Yan, Watkins Glen and Bath, New York from which the Bank draws principally all of its business.

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

Consolidated Average Balances


The following is a presentation of average assets, liabilities and equity of the Company for the years ended December 31, 1998, 1997 and 1996 with respect to each major category of assets, liabilities and equity.

                                     AVERAGE ASSETS
                                 (dollars in thousands)

                    Year Ended         Year Ended         Year Ended
                December 31, 1998  December 31, 1997  December 31, 1996

Interest Earning
  Dep. with Banks    $    900         $  2,200           $  3,300
Taxable Invest. Sec.   50,000           58,200             51,400
Non-Tax. Inv. Sec.     37,300           33,700             27,400
Federal Funds Sold      6,400            2,900              1,500
Net Loans             169,200          159,300            152,000

Total Earning Assets  263,800          256,300            235,600

Other Assets           19,300           15,900             16,700

Total Assets         $283,100         $272,200           $252,300


                            AVERAGE LIABILITIES AND EQUITY
                               (dollars in thousands)

Non-Int. Bearing
    Deposits        $ 32,800         $ 29,400           $ 27,900
Interest Bear. Dep.
    Savings           42,500           43,700             45,700
    NOW Accounts      35,200           34,500             33,200
    Money Market Acct 10,700           10,900             12,100
    Time Deposits    100,500           98,000             87,400
Federal Home Loan
  Bank Borrowings      2,600              600              2,500
Securities Sold Under
  Agree. to Repurch.  24,600           21,500             11,400
Other Liabilities      2,400            1,900              1,400
Federal Funds Purch.     100              300              1,200

Total Liabilities    251,400          240,800            222,800

Common Stock           6,800            6,800              6,800
Add. Paid in Capital   1,500            1,500              1,500
Retained Earnings     23,400           23,100             21,200

Total Equity          31,700           31,400             29,500

Total Liabilities
   and Equity       $283,100         $272,200           $252,300

Analysis of Net Interest Earnings

The following is a presentation of an analysis of the net interest earnings of the Company for years ended December 31, 1998, 1997 and 1996, respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:

                                  Year Ended December 31, 1998
                                     (dollars in thousands)
                                             Interest
                               Average       Earned        Average
         Assets                 Amount       or Paid    Yield or Rate


Interest-Earning
 Deposits with Banks           $    900      $    51        5.67%
Taxable Investment Securities    50,000        3,469        6.94%
Non-Taxable Investment
 Securities <F1>                 37,300        2,700        7.24%
Federal Funds Sold                6,400          346        5.40%
Net Loans <F2><F3>              169,200       15,058        8.90%

     Total Earning Assets      $263,800      $21,624        8.20%


         Liabilities

Savings Deposits               $ 42,500      $ 1,163        2.73%
Now Deposits                     35,200          605        1.71%
Money Market Deposits            10,700          303        2.83%
Time Deposits                   100,500        5,430        5.40%
Federal Home Loan Bank
 Borrowings                       2,600          155        5.96%
Repurchase Agreements            24,600        1,522        6.19%
Federal Funds Purchased             100            4        4.00%

Total Interest-Bearing
     Liabilities               $216,200      $ 9,182        4.25%



Interest Income/Earning Assets                              8.20%

Interest Expense/Earning Assets                             3.48%

Net Yield                                                   4.72%

[FN]
<F1> Non-Taxable interest is stated on a tax-equivalent basis, using a marginal tax rate of 34%.

<F2> Net Loans includes non-accrual loans of $512,000.

<F3> Includes Loan Fees Totaling $100,000.

Analysis of Net Interest Earnings, Continued

                                  Year Ended December 31, 1997
                                     (dollars in thousands)
                                             Interest
                               Average       Earned        Average
         Assets                 Amount       or Paid    Yield or Rate


Interest-Earning
 Deposits with Banks             2,200           127        5.77%
Taxable Investment Securities   58,200         4,118        7.08%
Non-Taxable Investment
 Securities <F1>                33,700         2,475        7.34%
Federal Funds Sold               2,900           156        5.38%
Net Loans <F2><F3>             159,300        14,736        9.25%

     Total Earning Assets     $256,300       $21,612        8.44%


         Liabilities

Savings Deposits                43,700         1,207        2.76%
Now Deposits                    34,500           606        1.76%
Money Market Deposits           10,900           316        2.90%
Time Deposits                   98,000         5,331        5.44%
Federal Home Loan Bank
 Borrowings                        600            32        5.33%
Repurchase Agreements           21,500         1,372        6.38%
Federal Funds Purchased            300            19        6.33%

Total Interest-Bearing
     Liabilities              $209,500        $8,883        4.24%


Interest Income/Earning Assets                              8.44%

Interest Expense/Earning Assets                             3.47%

Net Yield                                                   4.97%

[FN]
<F1> Non-Taxable interest is stated on a tax-equivalent basis, using a marginal tax rate of 34%.

<F2> Net Loans includes non-accrual loans of $661,000.

<F3> Includes Loan Fees Totaling $60,000.

PART I, Continued

ITEM 1.  Business, Continued

Analysis of Net Interest Earnings, Continued


                                  Year Ended December 31, 1996
                                     (dollars in thousands)
                                             Interest
                               Average       Earned        Average
         Assets                 Amount       or Paid    Yield or Rate


Interest-Earning
 Deposits with Banks           $  3,300      $    192       5.82%
Taxable Investment Securities    51,400         3,517       6.84%
Non-Taxable Investment
 Securities <F1>                 27,400         2,043       7.46%
Federal Funds Sold                1,500            82       5.47%
Net Loans <F1><F2><F3>          152,000        13,955       9.18%

     Total Earning Assets      $235,600      $ 19,789       8.40%


         Liabilities

Savings Deposits               $ 45,700      $  1,292       2.83%
Now Deposits                     33,200           583       1.76%
Money Market Deposits            12,100           344       2.84%
Time Deposits                    87,400         4,671       5.34%
Federal Home Loan Bank
 Borrowings                       2,500           158       6.32%
Repurchase Agreements            11,400           718       6.30%
 Federal Funds Purchased          1,200            76       6.33%

Total Interest-Bearing
     Liabilities                193,500         7,842       4.05%


Interest Income/Earning Assets                              8.40%

Interest Expense/Earning Assets                             3.32%

Net Yield                                                   5.08%

[FN]
<F1> Non-Taxable interest is stated on a tax-equivalent basis, using a marginal tax rate of 34%.

<F2> Net Loans includes non-accrual loans of $820,000.

<F3> Includes Loan Fees Totaling $62,000.

Rate/Volume Analysis of Net Interest Income

The effect on interest income, interest expense, and net interest income in the periods indicated from changes in average balances (volume) and changes in rate from the corresponding prior period is shown in the tabulation on the following page. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balances.
Changes resulting from rate variance from the prior period have been determined by applying the average volume in the earlier period to the change in average rate from the earlier to the later period. Changes in interest due to both rate and volume have been allocated to changes due to volume and changes due to rate based on the percentage relationship of such variances to each other. The final column entitled "Total Change" indicates the total change in the gross interest income or expense over the prior year as indicated in the later year's statement of income.

The Rate/Volume Analysis for the years ended December 31, 1998 and 1997, appear in their entirety on the following page.

PART I, Continued

ITEM 1.  Business, Continued

             December 31, 1998 compared with December 31, 1997
                          (dollars in thousands)

                       Changes in net interest income as a result of:

                                                          Total
                                    Volume     Rate      Change
Interest earned on:
  Interest-earning
   deposits with banks             $  (75)    $   (1)   $   (76)
  Taxable Investment
   Securities                        (580)       (69)      (649)
  Non-Taxable
      Investment Securities           264        (39)       225
  Federal Funds Sold                  188          2        190
  Net Loans                           916       (594)       322
Total Interest Income                 713       (701)        12

Interest paid on:
  Interest-bearing
      deposits                        284         15        299

Change in net interest
   income                          $  429     $ (716)    $ (287)



               December 31, 1997 compared with December 1996
                            (dollars in thousands)

                       Changes in net interest income as a result of:

                                                        Total
                                    Volume     Rate    Change
Interest earned on:
  Interest-earning
   deposits with banks            $   (64)   $    (1)  $  (65)
  Taxable Investment
   Securities                         465        136      601
  Non-Taxable
      Investment Securities           470        (38)     432
  Federal Funds Sold                   77         (3)      74
  Net Loans                           670        111      781

Total Interest Income               1,618        205    1,823
Interest paid on
  Interest-bearing
      deposits                        648        393    1,041

Change in net interest
   income                         $   970   $   (188) $   782

PART I, Continued

ITEM 1.  Business, Continued

Investments

Investment securities comprised approximately 29% of the Bank's assets at December 31, 1998, with loans comprising approximately 63% of total assets. The Bank invests primarily in obligations of the United States or its agencies or obligations guaranteed as to principal and interest by the United States or its agencies, and tax exempt municipal securities. The Bank's policy is to invest in highly rated bonds. The Bank also enters into Federal Funds transactions with its principal correspondent bank, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

A tabulation of the Bank's investments is included in its entirety on the following page.

PART I, Continued

ITEM 1.  Business, Continued

Investments, Continued

The following tables present, at December 31, 1998, 1997, and 1996, the book value and market values of both the available for sale (AFS) and the held to maturity (HTM) categories of the Bank's investments. The table also indicates the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and
(iv) over ten years.
                                  1998                1997
 Investment         Book     Market   Avg.   Book     Market   Avg.
  Category          Value    Value    Yield  Value    Value    Yield
                    (dollars in thousands)   (dollars in thousands)

Available-for-Sale Investments:

Obligations of U.S.
   Treasury and other U.S.
   Agencies and Corporations:


  0 - 1 year        $3,803   $3,827   7.02%  $ 6,008  $ 5,990  4.75%
  1 - 5 years        5,784    5,793   6.06%    4,333    4,323  7.63%
  5 - 10 years          -        -     -  %      987    1,001  7.09%
  Over 10 years         -        -     -         -        -     -


Obligations of States and
   Political subdivisions


  0 - 1 year       $ 1,685  $ 1,694   4.92%  $   982  $   986  5.99%
  1 - 5 years       19,178   19,781   5.18%   14,756   15,067  5.10%
  5 - 10 years      15,147   15,911   5.17%   18,932   19,666  5.28%
  Over 10 years      1,285    1,372   5.92%    1,367    1,433  5.70%


Other Securities


  0 - 1 year        $  737   $  739   7.54%      444      446  8.76%
  1 - 5 years          374      397   6.88%    7,445    7,436  6.83%
  5 - 10 years       2,035    2,020   6.60%    2,017    2,126  7.58%
  Over 10 years     15,133   15,039   6.56%   11,928   11,948  7.24%

Total AFS Securit. $65,161  $66,573          $69,199  $70,422

Held-to-Maturity Investments:

Agency

  1 - 5 years       $20,000  $20,269  7.67%  $20,000  $20,539  7.67%

Total Securities    $85,161  $86,842         $89,199  $90,961

ITEM 1.  Business, Continued

Investments, Continued


                                  1996
 Investment         Book     Market   Avg.
  Category          Value    Value    Yield
                    (dollars in thousands)


Obligations of U.S.
   Treasury and other U.S.
   Agencies and Corporations:


  0 - 1 year        $10,511  $10,421  6.27%
  1 - 5 years         5,336    5,354  6.54%
  5 - 10 years           21       21  7.37%
  Over 10 years           -        -     -


Obligations of States and
   Political subdivisions


  0 - 1 year        $ 1,036    1,051  6.85%
  1 - 5 years         9,849    9,942  4.56%
  5 - 10 years       18,806   19,125  4.90%
  Over 10 years       1,355    1,360  5.17%


Other Securities


  0 - 1 year         10,534   10,181  9.45%
  1 - 5 years         6,749    6,694  8.25%
  5 - 10 years        3,198    3,348  9.23%
  Over 10 years       3,628    3,631  7.94%

Total Securities    $71,023  $71,128


Yields are computed on a tax equivalent basis using a marginal tax rate of 34%.

As of December 31, 1998, a total of $71,743,226 of investments were pledged to secure public deposits.

PART I, Continued

ITEM 1.  Business, Continued

Loan Portfolio:

The Bank engages in a full complement of lending activities, including commercial, consumer/instalment, real estate loans and accounts receivable financing. At December 31, 1998, loans secured by real estate comprised 48% of the total loan portfolio. At December 31, 1998 none of the real estate loans were being held specifically for resale in the secondary market.

Loans Outstanding:

The following table presents various categories of loans contained in the Bank's loan portfolio on the dates indicated and the total amount of all categories on these dates:

                                   Year Ended December 31,
                                   (dollars in thousands)


Loan Type                1998      1997      1996      1995      1994

Commercial, Financial
  Agricultural        $ 56,435  $ 45,466  $ 38,224  $ 38,325  $31,520

Real Estate Mortgage    89,404    83,872    84,131    78,666   82,217

Installment Loans       36,922    31,805    33,244    29,765   24,097
  to Individuals

All Other                5,007     3,516     2,492     3,247    3,945

  Sub-Total            187,768   164,659   158,091   150,003  141,779

Allowance for Loan
  Losses                 1,650     1,650     1,650     1,650    1,725


  Loans - Net         $186,118  $163,009  $156,441  $148,353 $140,054

PART I, Continued

ITEM 1.  Business, Continued

Loans Outstanding, Continued

Maturity Distribution and Interest Sensitivity:

The following tabulation presents an analysis of maturities of Commercial, Financial, and Agricultural loans as of December 31, 1998 stated in thousands of dollars:

                                      Years To Maturity

     Loan Type              1 or less   1 - 5    Over 5    Total

Commercial, Financial,
   and Agricultural         $14,612     $11,347  $30,476   $56,435



Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

The following is a presentation of an analysis of sensitivities of commercial, financial and agricultural loans to changes in interest rates as of December 31, 1998, stated in thousands of dollars:


Loans due after 1 year with predetermined         $14,865
     Interest Rates


Loans due after 1 year with floating
     Interest Rates                               $26,958

PART I, Continued

ITEM 1.  Business, Continued

Non-Performing Loans and Leases:

The following table presents, for the period indicated, the aggregate amount of non-accrual, past due and restructured loans:

Type of Loan      12/31/98   12/31/97   12/31/96   12/31/95  12/31/94

Loans accounted
 for on non-
 accrual basis    $512,000   $661,000   $820,000   $435,000  $454,000

Number of loans         13          9         13          9        17

Accruing Loans
 Past due 90 Days
 or more as to
 principal or
 interest payments 274,000    330,000    321,000    209,000   324,000

Number of loans          7         47         38         17        17

Loans not included
 above which
 are troubled debt
 restructuring <F1>   ----       ----       ----       ----   290,000

Number of loans           0         0          0          0         2
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

Interest income for the year ended December 31, 1998 would have included approximately $40,000 of interest income for the above non-accrual loans if they had kept current in accordance with their original terms. No interest income was included in income for 1998 for the non-accrual loans.

The Bank maintains a problem loan report. As of December 31, 1998, there were no individual loans identified which would materially impact the Bank.

The Bank has no foreign loans.

There are no concentrations of credit.

Summary of Loan Loss Experience:

An analysis of the loan loss experience is furnished in the following table for the periods indicated, as well as the allocation of the allowance for loan losses. Loans are presented net of unearned income.
                                 Year Ended December 31,
                                 (dollars in thousands)

                      1998      1997      1996      1995      1994
Allowance balance
  at beginning
  of the year       $ 1,650   $  1,650  $  1,650  $  1,725  $  1,600


Loans Charged Off:
  Real Estate            35          0         0         0         9
  Commercial,
   Financial &
   Agricultural         101        134       191       212        59
  Installment Loans
   to Individuals       177        166       111       146       180
  Credit Cards           90         81        47        31        28
         Total          403        381       349       389       276


Recoveries of Loans
 Previously Charged Off:
  Real Estate              0         0         0        17         0
  Commercial,
   Financial &
   Agricultural           19        34        14        96        40
  Installment Loans
   to Individuals         42        49        62        65       271
  Credit Cards             8         3         4         4        13
         Total            69        86        80       182       324

Additions charged to
      Operations         334       295       269       132        77

Allowance Balance at
 end of the year    $  1,650  $  1,650     1,650     1,650     1,725



Average loans       $169,200  $160,200   152,000   142,900   137,700

Ratio of net
 charge-offs during
 the period to
 average loans during
 the period             .19%      .18%      .18%      .15%     -.03%

ITEM 1.  Business, Continued

Summary of Loan Loss Experience, Continued

At December 31, 1998, the allowance balance was allocated as follows:

                                                    % of loans
                                   Amount           in each type
        Loan Type              (in thousands)       to total loans

Commercial, Financial
   and Agricultural              $1,200               30.05%


Real Estate - Mortgage               45               47.61%

Installment loans to individuals    400               19.66%

All Other                             5                2.68%


               Total             $1,650              100.00%



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

At December 31, 1994, the allowance balance was allocated as follows:

                                                    % of loans
                                   Amount           in each type
        Loan Type              (in thousands)       to total loans

Commercial, Financial
   and Agricultural                $1,175               22.24%

Real Estate - Mortgage                 50               57.99%

Installment loans to individuals      500               17.00%

All Other                               0                2.77%


               Total               $1,725              100.00%

Loan Loss Reserve, Continued

In considering the adequacy of the Bank's allowance for possible loan losses and, thus, the amount of additions to the allowance charged to operating expense in 1998, management has focused on the fact that as of December 31, 1998, 30% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio.

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

While no assurance can be given, management believes that losses during 1999 will be no more than the losses during 1998. Although management of the Company believes that the allowance (as supplemented by projected provisions and recoveries) is adequate to absorb anticipated losses, there can be no assurance that the Company will not sustain losses in any given period which could be substantial in relation to the size of the allowance or in relation to the estimates set forth above.

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

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the major deposit categories:

                     Year Ended        Year Ended      Year Ended
                      12/31/98          12/31/97        12/31/96

                    Amount   Rate    Amount   Rate    Amount   Rate
Deposit Category                  (dollars in thousands)

Non-Interest Bearing
 Demand Deposits    $32,800  N/A     $29,400  N/A     $27,900  N/A

NOW Deposits         35,200  1.71%    34,500  1.76%    33,200  1.75%

Money Market Dep.    10,700  2.83%    10,900  2.90%    12,100  2.84%

Savings Deposits     42,500  2.73%    43,700  2.77%    45,700  2.82%

Time Deposits       100,500  5.40%    98,000  5.44%    87,400  5.34%
 (including
 Certificates of Dep.)


The following presents time certificates of deposit of $100,000 or more and amounts of their maturities (amounts in thousands):

                                              Maturity

                                  3 Months                      Over
                                     or       3-6      6-12      12
                                    Less    Months    Months   Months

Time Certificates of Deposit      $10,365   $ 3,703   $ 2,958  $1,868

PART I, Continued

ITEM 1.  Business, Continued

Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity for the periods indicated and certain other data are as follows:
                                       Year Ended
                                       December 31,

                                1998       1997       1996

Return on Average Assets <F1>   1.20%      1.30%      1.37%
Return on Average Equity <F2>  10.76%     11.26%     11.69%
Dividend Payout Ratio <F3>        99%        76%        42%
Equity to Assets Ratio
(Average) <F4>                 11.20%     11.54%     11.69%
[FN]
<F1> Net income divided by average assets
<F2> Net income divided by average equity
<F3> Dividends declared per share divided by net income per share
<F4> Average equity divided by average assets

Liquidity and Asset/Liability Management

Liquidity is the capacity of a banking enterprise to meet customer loan demand, depositor withdrawals and other financial obligations. The most immediate and efficient source of liquidity for the Bank is a line of credit with the Federal Home Loan Bank of NY. Based upon the current level of stock ownership, the Bank is authorized to borrow up to $17.8 million. In addition, the Bank has a borrowing line with a correspondent bank in the amount of $4 million. Other sources of liquidity include repayment of loans, sale of loans and securities maturing within one year, although the usefulness of such securities for liquidity purposes is limited to the extent that such securities are pledged. Day to day changes in cash needs caused by flows of customer funds in and out of the Bank are generally reflected in adjustments to the federal funds position.

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

The table on pages 32 and 33 under the caption "Interest Rate
Sensitivity Analysis" provides information on interest sensitive assets and liabilities.

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

Facilities

The Bank's main office is located in a freestanding building built on property located in Bath, New York. The Bank has a drive-through teller facility adjacent to its main office. The Bank owns a branch in Bath, which in addition to drive-through teller facilities, houses its Electronic Data Processing installation.

The Bank also operates branch offices in Dundee, Hammondsport, Hornell, Atlanta, Naples, Wayland, Erwin, Watkins Glen and Penn Yan, New York. These branches are equipped with both ATM's and teller stations. All of the offices, with the exception of our Atlanta, Hammondsport, Penn Yan and Watkins Glen Offices, have drive-through teller facilities.

The Company's offices are located in the Bank's main office.

Employees

The Bank presently employs approximately 148 persons on a full-time equivalent basis, including four senior officers. It is anticipated that the Bank will hire additional persons as needed including additional tellers and customer service representatives.

The bank offers certain fringe benefits to its qualified employees

Employees, Continued

including life insurance, health benefits and participation in a profit sharing plan/401(K) plan.

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

                       Required    Company     Required     Company
                       Minimum      Ratio      Minimum       Ratio
For year ended
   December 31, 1998    3.00%      10.34%       8.00%       18.09%
For year ended
   December 31, 1997    3.00%      11.12%       8.00%       21.31%
For year ended
   December 31, 1996    3.00%      11.56%       8.00%       22.27%

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

All of the revenue of the Company available for the payment of dividends on the Common Stock results from amounts paid to the Company by the Bank. The Bank is required by Federal law to obtain governmental approval for the payment of dividends to the Company if the total of all dividends declared by the Bank in any year will exceed the total of the Bank's net profits (as defined and

Supervision and Regulation, Continued

interpreted by regulation) for that year and the retained net profits (as defined) for the preceding two years less any required transfers to surplus. As of January 1, 1999, the Bank could have declared aggregate dividends of approximately $2.8 million without the approval of regulatory authorities.

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

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted. Among other things, FDICIA required FDIC to establish a risk-based assessment system for FDIC deposit insurance. FDICIA also contains provisions limiting certain activities and business methods of depository institutions, including limiting the acceptance of brokered deposits by certain depository institutions; placing restrictions on the terms of bank investment contracts that may be offered by depository institutions. Finally, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' appropriate Federal banking regulator, and requires the appropriate Federal banking regulator to take "prompt corrective action" with respect to a depository institution if such institution does not meet certain capital adequacy standards.

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

Significant Accounting Policies

The significant accounting policies of the Bank are documented in
Note 1 of the financial statements.


ITEM 2.  Properties

BNC occupies space at the main banking office of BNB. No real properties are owned or leased by BNC.

The Bank's operations are conducted from eleven full service facilities located in Bath, Hammondsport, Atlanta, Naples, Wayland, Dundee, Penn Yan, Hornell, Watkins Glen and Erwin, New York. In addition, the Bank also operates one seasonal office. The seasonal office is located in the Wayland-Cohocton Central School. The main office is located at 44 Liberty Street, Bath, New York. All administrative functions of the Bank are conducted at the main office. There is a drive-up facility adjacent to the main bank at 44 Liberty Street. There is another drive-up, walk-up facility at West Washington Street, Bath. The Bank leases the building for its Penn Yan and Erwin Offices and owns all of its other offices and branches.

The carrying value of property for BNC on a consolidated basis as of December 31, 1998 and 1997 is included under the caption "Notes to Consolidated Financial Statements", Note 5, of the financial statements found in the Annual Report to Shareholders and is incorporated herein by reference.

BNC Financial Services is located in Dundee, New York and maintains offices in each of the Bank's branch locations.

ITEM 3.  Legal Proceedings

There are no material legal proceedings pending, or to the knowledge of management, threatened against the Company or the Subsidiaries.

ITEM 4.  Submission Matters to a Vote of Security Holders
                            None

                            PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     A.  Market Information

During the period covered by this report and as of the date hereof, there is no established public trading market for the Company's common stock.

The range of high and low bid information (in dollars) for each full quarterly period for 1998 and 1997:

                         1998                     1997
                 1Q    2Q   3Q   4Q        1Q   2Q   3Q   4Q

High             40    44   47   49        38   39   39   40

Low              39    44   47   47        37   38   38   39


The high and low bid information represents the price paid for shares of stock of the Company by investors purchasing through the Company's market makers, First Albany Corporation and Sandler O'Neill &
Partners, and trades between holders of Common Stock to the extent the company is aware of such trades.

     B. Holders of Common Stock

As of March 15, 1999, the approximate number of holders of record of the Company's common stock was 656.

     C. Dividends

For 1998 and 1997 the Company paid quarterly cash dividends, amounting to a total for the year of $2.55 and $2.00 per share respectively.

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

ITEM 6.  Selected Financial Data

The data appearing on the following page represent selected consolidated financial data of the Company for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 and are derived from the Company's consolidated financial statements. These data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10K.

PART II, Continued
ITEM 6.  Selected Financial Data, Continued

                       1998      1997      1996       1995       1994
Condensed Statements
of Income (in
thousands, except per
share data)
Interest Income <F1> $ 21,637  $ 21,478  $ 19,793  $ 18,226  $ 16,192

Interest Expense
  Deposits              7,485     7,447     6,891     6,280     4,506
Interest Expense
  Borrowings            1,681     1,436       952       271        61

  Net Interest Income  12,471    12,595    11,950    11,675    11,625

Loan Loss Provision       334       295       269       132        77

Net Interest Income
  After Loan Loss
  Provision            12,137    12,300    11,681    11,543    11,548

Other Operating
  Income <F3>           1,503     1,108       993       898       856

Other Operating
  Expenses              8,047     7,560     6,951     6,768     6,579

Income Before
  Income Tax            5,593     5,848     5,723     5,673     5,825

Tax Equivalent
  Adjustment            1,029       930       779       668       590

Income Taxes            1,153     1,384     1,496     1,627     1,815

Net Income           $  3,411  $  3,534  $  3,448  $  3,378  $  3,420

Per Share Data <F2>

Book Value              22.99     23.12     22.23     20.90     18.69
Cash Dividends           2.55      2.00      1.05      1.20      2.51
Net Income               2.56      2.61      2.52      2.49      2.66
Weighted Average
  Common Shares     1,331,567 1,354,869 1,365,832 1,354,492 1,285,762

Balance Sheet Data
(in thousands, except
number of outstanding
shares) at
December 31

Assets               $295,477  $271,734  $269,238  $235,165  $209,158
Securities (Book Val.) 84,799    89,198    91,022    64,937    43,878
Loans, Net            186,118   163,009   156,441   148,353   140,054
Deposits              224,604   212,042   208,473   197,760   180,866
Equity               $ 30,523  $ 31,137  $ 30,363  $ 28,554  $ 25,181
Common Shares
  Outstanding       1,365,801 1,365,801 1,365,801 1,366,234 1,346,780
Treasury Stock         37,953    19,203      -         -         -

[FN]
<F1> Presented on a tax equivalent basis utilizing a marginal tax rate of 34%.
<F2> All per share data has been restated to reflect a two-for-one stock split on April 24, 1996.
<F3> Discount Revenue was reclassified from Other Operating Income to
     Interest for the years 1996 through 1994.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this section is to focus on relevant business events and information provided in this Annual Report. For a full understanding of this discussion, reference should be made to the Consolidated Financial Statements and Notes thereto, and the Consolidated Financial Highlights herein and statistical data included under Item 1 of this form 10K.

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

The investment portfolio is one of the Company's primary sources of liquidity. The Company's primary sources of liquidity are federal funds sold and purchased. Other resources of liquidity include repayment of loans and sale of loans. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. High quality securities are readily marketable and provide another level of liquidity. Maturities in the loan portfolio also provide a steady flow of funds. At December 31, 1998 loans with an aggregate balance of $45.7 million and securities of $10.5 million were due to mature in one year or less. Additional funds flow from payments on installment and revolving credit loans and from a historically high level of net operating earnings. The Company's liquidity also continues to be enhanced by a relatively stable deposit base. At December 31, 1998, the loan to deposit ratio was 84% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 91%.

In addition to the sources of liquidity above, the Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency. The Bank also has an agreement with its correspondent bank to borrow overnight federal funds. During 1998, the Bank had an average daily net federal funds sold of $6.2 million. The Bank is also a member of, and has a line of credit with, the Federal Home Loan Bank of New York, and based upon the current level of stock ownership, the Bank is authorized to borrow up to $17.8 million under this line. The Bank borrowed an average of $2.6 million during 1998

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Capital Resources, Continued

against this line of credit.

At December 31, 1998, banking regulations required conformity with a minimum risk based capital standard of 8%. The Bank's risk based capital level as of December 31, 1998 is approximately 18%. Neither the Company nor the Bank had any material commitments for capital expenditures as of December 31, 1998. The adequacy of the Bank's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Bank's resources. An adequate capital base is important for continued growth, expansion and added protection against unexpected losses.

The Company has repurchased 37,953 shares of stock at a price equal to the then current market value at the time of acquisition. The shares are being recorded on the cost basis and have not yet been retired. The Board of Directors believes the repurchase of this stock was an excellent investment opportunity for the company and its shareholders in light of the Company's strong capital position.

Year 2000

During 1998, management advised its Board of Directors of the issues surrounding the approach of January 1, 2000. Nearly all computer hardware and software developed during the current century have been programmed with two digit reference to each year. Such hardware and software, if not upgraded by January 1, 2000, may become useless. Management is undergoing a five phase project to respond to this issue, with major emphasis upon identifying all applications and data bases supporting the Bank's mission critical applications. The five phases are awareness, assessment, renovation, validation and implementation, and will seek to neutralize not only the Bank's vulnerability, but to determine the financial capacity of its vendors, determine alternate vendors, and evaluate the capacity of its customers to respond to this challenge. A committee continues to direct the Company's Year 2000 activities under the framework of the FFIEC's Five Step Program. Testing of critical applications has been substantially completed with testing of other non-critical applications expected to be completed by March 31, 1999. The Company has begun evaluating Year 2000 readiness of its commercial loan applicants as part of the loan underwriting process and is calling upon major existing borrowers to assess their readiness and identify potential problems.

In addition, the Company is currently formulating a contingency plan for business continuation in the event of Year 2000 systems failure. This contingency plan will be based upon the Company's existing disaster recovery plan with modifications for Year 2000 risks. The Company expects to complete its systems contingency plan by June 1999.

Significant Year 2000 failures in the Company's systems or in the systems of third parties (or third parties upon whom they depend) could have a material adverse effect on the Company's financial condition and results of operation. The Company believes that its

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Year 2000, Continued

reasonably likely worse case Year 2000 scenario is (i) a material increase in the Company's credit losses due to Year 2000 problems for the Company's borrowers and obligors, and (ii) disruption in financial markets causing liquidity stress to the Company. The magnitude of these potential credit losses and disruption cannot be determined at this time.

It is expected that costs associated with Year 2000 readiness including hardware and software upgrades as well as costs of testing will be approximately $75,000.

Results of Operations

Fiscal 1998 Compared with Fiscal 1997

Total bank assets grew from $271.7 million at year end 1997 to $295.5 at year end 1998 or 8.8%. Loan demand increased sharply from $163.0 million at year end 1997 to $186.1 million at year end 1998, an increase of 14%. Deposits increased from $212.0 million to $224.6 million. Securities sold under agreements to repurchase increased from $23.8 million to $28.1 million.

Although net income declined from $3.5 million to $3.4 million for the year ended December 31, 1998, net income per share declined modestly from $2.61 to $2.56. New office openings and the staffing required account for the decline. As growth and the resulting income derived from additional deposits and loans is realized we expect earnings to improve.

Net loan losses increased from $295,000 to $334,000. Loan losses as a percent of average loans outstanding however, remained steady at
 .18%.

Other operating income increased from $292,000 to $613,000 due primarily to the increase in the bank's mortgage broker fee income and the additional fee income generated by BNC Financial Services.

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

Fiscal 1997 Compared with Fiscal 1996, Continued

four officers of the bank. While management expects salaries to remain approximately the same in 1998, additional employees have been hired to staff the Erwin and Watkins Glen offices.

For detailed information concerning changes in operating income and operating assets refer to Item 1, which includes statistical data.

Interest Sensitivity Analysis

The following table sets forth the maturity distribution of the Company's interest-earning assets and interest bearing liabilities as of December 31, 1998, the Company's interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the Company's cumulative interest rate sensitivity gap, the Company's interest rate sensitivity ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the Company's cumulative interest rate sensitivity ratio. The following assumptions were used in preparation of this table: variable rate loans are included in the period in which their next scheduled rate adjustment is expected to take place; fixed rate loans are assumed to be repaid in accordance with their contractual terms; no prepayments are advanced on any loans; and securities are included in the period in which they mature, or in the case of variable rate securities, the period in which the next rate change is anticipated.

                                Interest Rate Sensitivity Analysis
                                     (dollars in thousands)

                         0-30   31-90  91-180 181-365  1 - 5   Over 5
As of
December 31, 1998:

Earning Assets:
 Federal Funds Sold
 Loans                 46,700   5,700   8,300  19,800  69,700  35,900

 Securities            20,000   1,300   4,000  21,100  21,600  16,800
 Total Earning Assets  66,700   7,000  12,300  40,900  91,300  52,700

Interest Bearing Liab.
 Money Market Demand   11,400
 Interest Bearing
  Deposits             36,100
 Certificates of Deposit
  Under $100,000        8,500  14,200  17,700  36,000   3,700
  $100,000 and over     6,300   3,900   3,700   4,500     500
 Savings Accounts      43,000
Securities Sold
 Agreement to Repurch.  7,400           1,800  18,900
FHLB Borrowings         5,000
 Federal Funds Purch.   2,100
                      119,800  18,100  23,200  59,400   4,200

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Interest Sensitivity Analysis, Continued

Total Int. Bear. Liab.
Incremental Gap <F1>   (53,100)(11,100)(10,900)(18,500) 87,100
Cumulative Gap  <F2>   (53,100)(64,200)(75,100)(93,600) (6,500)
Sensitivity Gap <F3>       .56     .39     .53     .69   21.73
Cumulative Sensit. <F4>    .56     .53     .53     .55     .97
[FN]
<F1> Total earning assets less total interest bearing liabilities for each period.

<F2> Total earning assets less total interest bearing liabilities, cumulative for periods.
<F3> Total earning assets divided by total interest bearing
     liabilities.
<F4> Total earning assets divided by total interest bearing
     liabilities cumulative for periods.

Typically, a banking institution which is "liability sensitive" will be expected to benefit from a decrease in interest rates and be adversely impacted by an increase in interest rates. However, because (as noted above) the repricing of assets and liabilities is frequently subject to management discretion, the correlation between an institution's interest sensitivity position and a change in the interest rate environment is rarely precise. Although the Company currently is "liability sensitive", within one year after December 31, 1998 a decline in interest rates would adversely impact the Company to the extent that the Company determines not to make a corresponding adjustment to the rates paid on NOW and money market deposit accounts.

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

ITEM 8.   Financial Statements and Supplementary Data

The information required under Item 8 is incorporated by reference to the Registrant's Annual Report, for the fiscal year ended December 31, 1998, pages 6 through 9.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
                                    None

                              Part III

ITEM 10.  Directors and Executive Officers of the Registrant

Information required by this Item 10 has been included in the Registrant's Proxy Statement, included on pages 6 through 11, for its 1999 Annual Meeting filed with the Securities and Exchange Commission in March 1999 and which is incorporated herein by reference.

ITEM 11.  Executive Compensation

Information under this Item 11 has been included in the Registrant's Proxy Statement, pages 8 through 11, for its 1999 Annual Meeting filed with the Securities and Exchange Commission in March 1999 and which is incorporated herein by reference.

ITEM 12.  Security Ownership of certain Beneficial Owners and
          Management

Information under this Item 12 has been included in Registrant's
Proxy Statement, pages 7 and 8, for its 1999 Annual Meeting filed with the Securities and Exchange Commission in March 1999 and which is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

Information under this Item 13 has been included in the Registrant's Proxy Statement, page 12, for its 1999 Annual Meeting filed with the Securities and Exchange Commission in March 1999 and which is incorporated herein by reference.


                                 PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

A. Financial Statements, Financial Statement Schedules and Exhibits

The following consolidated financial statements and independent auditor's report, included in pages 9 through 27 of the Registrant's Annual Report for the fiscal year ended December 31, 1998, are incorporated herein by reference:

         Independent Auditor's Report

         Consolidated Balance Sheets - December 31, 1998 and 1997

         Consolidated Statements of Income - Years ended December 31,
           1998, 1997 and 1996

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K, Continued

         Consolidated Statements of Stockholders' Equity - Years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows - Years ended December
           31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

B. Reports on Form 8-K

No reports on form 8-K were required to be filed for the fourth quarter of 1998.

C.  Exhibits

The following exhibits are filed with this report.

         S-K
     Exhibit No.     Description of Exhibit

        3.1          Certificate of Incorporation*

        3.2          By-Laws of Registrant*

        4.1          Specimen Common Stock Certificate*

       10.1          Deferred Compensation Agreement*

       10.2          Early Retirement Plan - Officers*

       10.3          Trustee Fee Plan*

       10.4          Severance Agreement of Douglas L. McCabe

       10.5          Severance Agreement of Edward C. Galpin

       13            Annual Report to Security Holders

       21            Subsidiaries of the Registrant

       27            Financial Data Schedules

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

                                SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized
as of the       day of        , 1999.

                                          BATH NATIONAL CORPORATION




                                          By:
                                            Douglas McCabe, President
                                            Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated all as of the 30th day of March 1999.

Principal Executive Officer:


_____________________________
Douglas McCabe, President
Chief Executive Officer and
Director


Principal Financial and Accounting Officer:


______________________________________
Edward C. Galpin, Vice President,
Chief Financial Officer, and Director



Directors:


____________________________
Laverne H. Billings, Director


____________________________
Theodore P. Capron, Director


____________________________
Herbert Fort, Director


____________________________
Lisle E. Hopkins, Director


___________________________
Lawrence Howell, Director

____________________________
Constance Manikas, Director


____________________________
Robert H. Cole, Director


____________________________
Joseph F. Meade, Jr., Director


____________________________
Freeman H. Smith, III, Director


____________________________
Patrick Sullivan, Director


____________________________
Alan J. Wilcox, Director