Form 10-Q
period 1999-03-31
BATH NATIONAL CORP
filed 1999-04-27
CIK 709335

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q
                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ending March 31, 1999

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

     Yes   X      No

The number of shares outstanding of the issuer's Common Stock, $5.00 par value was 1,365,801 shares as of March 31, 1999, of which 37,953 are classified as Treasury Stock.

                             TABLE OF CONTENTS

                                                        Page No

PART I.   FINANCIAL INFORMATION                           1 -  8

PART II.  OTHER INFORMATION

          ITEM 1.  Legal Proceedings                           9

          ITEM 2.  Changes in Securities                       9

          ITEM 3.  Defaults upon Senior Securities             9

          ITEM 4.  Submission of Matters to a Vote
                   of Security Holders                         9

          ITEM 5.  Other Information                           9

          Item 6.  Exhibits and Reports on Form 8-K            9


PART III. MANAGEMENT'S DISCUSSION AND ANALYSIS           10 - 13

PART I, FINANCIAL INFORMATION

                         BATH NATIONAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
             MARCH 31, 1999 AND DECEMBER 31, 1998 (Unaudited)

                                            March 31,   December 31,
                                              1999          1998
ASSETS
Cash and due from banks                  $ 11,130,800   $ 12,009,200
Interest Bearing Deposits
  in other banks                               99,300        396,400
Securities Held-to-Maturity
  approx. market value 3/99
  $20,156,300, 12/98 $20,268,800           20,000,000     20,000,000
Available-For-Sale                         64,928,700     66,571,200
Total Investments                          84,928,700     86,571,200
Loans, Gross                              191,053,300    187,767,800
  Less: Allowance for loan loss             1,651,600      1,650,000
Premises and equipment-Net                  5,361,300      5,462,100
Interest Receivable                         2,178,600      2,351,900
Other Assets                                2,327,900      2,568,700
TOTAL ASSETS                             $295,428,300   $295,477,300

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Deposits:
     Demand                              $ 33,678,100   $ 35,030,100
     Savings                               43,876,400     43,039,600
     NOW accounts                          35,165,600     36,145,800
     Money market deposit accounts         11,672,800     11,384,100
     Time deposits (in denominations
        of $100,000 or more)               23,423,900     18,894,000
     Other time accounts                   77,980,500     80,111,000
   TOTAL DEPOSITS                         225,797,300    224,604,600

   Federal Funds Purchased                  3,150,000      2,150,000
   Borrowings Federal Home Loan Bank        5,000,000      5,000,000
   Repurchase Agreements                   27,963,000     28,090,800
   Other liabilities                        2,720,600      5,108,900
   TOTAL LIABILITIES                     $264,630,900   $264,954,300

STOCKHOLDERS' EQUITY:
  Preferred stock:
     $10 par value, 300,000 shares
     authorized                                    -              -
Common stock:
   $5 par value, 1,500,000 shares
   authorized; issued and outstanding
   12/98 - 1,365,801 shares,
   3/99 -  1,365,801 shares                 6,829,000      6,829,000
Surplus                                     1,494,700      1,494,700
Undivided profits                          23,320,300     22,839,200
Unrealized gain/loss - Investments            644,500        851,200
Treasury Stock <F1>                        (1,491,100)    (1,491,100)
   TOTAL STOCKHOLDERS' EQUITY              30,797,400     30,523,000
TOTAL EQUITY AND LIABILITIES             $295,428,300   $295,477,300

[FN]
<F1>37,953 shares recorded at cost as of 3/99, 37,953 shares as of
    12/98
See notes to condensed unaudited consolidated financial statements.

PART I, Continued

BATH NATIONAL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                              1999            1998
INTEREST INCOME:
  Interest and fees on loans              $3,974,100      $3,619,500
  Interest on federal funds sold               6,500          61,700
  Interest on investment securities:
    US Treasury and Gov. Agencies            524,700         556,200
    Municipal obligations                    437,700         445,600
    Taxable Municipals                         6,300          29,200
    Mortgage backed securities               249,900         312,100
    Interest Bearing due from                  3,700          19,900
    Other                                     22,100          20,100
    Total Investment Income                1,250,900       1,444,800
    Total Interest & Fees Income           5,225,000       5,064,300

INTEREST EXPENSE:
  Interest on Deposits                     1,720,800       1,858,000
  Repurchase Agreement                       406,300         364,700
  Interest on short-term borrowings          104,000           3,800
    Total Interest Expense                 2,231,100       2,226,500

Net Interest Income                        2,993,900       2,837,800

Provision for loan losses (recoveries)       115,000          88,800

Net interest income after provision
  for loan losses                          2,878,900       2,749,000

OTHER OPERATING INCOME:
  Service charges                            235,000         188,200
  Trust department fees                       14,200          11,400
  Investment gains (losses)                        0         (10,400)
  Other                                      163,300          45,100
    Total other operating income             412,500         234,300

OTHER OPERATING EXPENSES:
  Salaries and employee benefits           1,184,200       1,132,700
  Occupancy                                  219,100         196,700
  Depreciation                               130,500         115,100
  Other operating expenses                   539,300         569,600
    Total other operating expenses         2,073,100       2,014,100

INCOME BEFORE INCOME TAXES                 1,218,300         969,200
INCOME TAXES                                 339,000         224,900

NET INCOME                                $  879,300      $  744,300

EARNINGS PER COMMON SHARE                       $.66           $ .56

DIVIDENDS DECLARED PER COMMON SHARE             $.30           $ .20

ANALYSIS OF NET INTEREST EARNINGS

The following is a presentation of an analysis of the net interest earnings of the company for the three months ended March 31, 1999 and 1998, respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:

                                Three Months Ended March 31, 1999
                                     (dollars in thousands)
                                            Interest
                              Average        Earned       Average
        Assets                 Amount       or Paid    Yield or Rate

Interest Bearing Due
 From Banks                 $    252        $    4         6.35%

Taxable Securities            47,464           803         6.77%

Non-Taxable Securities        37,157           665         7.16%

Federal Funds Sold               447             5         4.48%

Loans                        188,603         4,006         8.50%

Total Interest-Earning
  Assets                    $273,923        $5,483         8.01%


        Liabilities

NOW's & Money Market Accts. $ 48,936        $  210         1.72%

Savings Deposits              43,158           268         2.49%

Time Deposits                100,115         1,242         4.97%

Total Interest-Bearing
  Deposits                  $192,209        $1,720         3.58%


Federal Home Loan Borrowings   5,000            75         6.00%

Repurchase Agreements         28,120           408         5.81%

Federal Funds Purchased        2,122            28         5.28%


Total Interest-Bearing
  Liabilities               $227,451        $2,231         3.93%

Net Interest Income                         $3,252         4.75%

Less Tax-Equivalent Adjustment              $  258

Net Interest Income                         $2,994

                                Three Months Ended March 31, 1998
                                     (dollars in thousands)
                                            Interest
                              Average        Earned       Average
        Assets                 Amount       or Paid    Yield or Rate

Interest Bearing Due
 From Banks                 $  1,406        $   20         5.69%

Taxable Securities            52,094           917         7.05%

Non-Taxable Securities        36,647           678         7.40%

Federal Funds Sold             4,575            62         5.42%

Loans                        164,071         3,644         8.89%

Total Interest-Earning
  Assets                    $258,793        $5,321         8.23%


        Liabilities

NOW's & Money Market Accts. $ 46,448        $  231         1.99%

Savings Deposits              41,590           282         2.72%

Time Deposits                 88,130         1,345         6.11%

Total Interest-Bearing
  Deposits                  $176,168        $1,858         4.22%

Repurchase Agreements         23,272           367         6.31%

Federal Funds Purchased          162             2         4.94%


Total Interest-Bearing
  Liabilities               $199,602        $2,227         4.47%

Net Interest Income                          3,094         4.79%

Less Tax-Equivalent Adjustment                 256

Net Interest Income                         $2,838

BATH NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (Unaudited)
                                                     March 31,
                                                 1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   $  879,300   $  744,300
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                 130,500      115,100
   Provision for loan losses                    115,000       88,800
   FAS-115 Effect                                   700       13,100
   Loan origination costs deferred               19,000       (9,000)
   Bond premium amortized and (discount accrued) 38,700      107,700
   (Gain) or loss on Sale of Investments              0       10,300
   (Increase) or Decrease in interest
         receivable                             173,300      297,900
   Increase or (Decrease) in other
         liabilities                         (2,250,500)  (1,864,300)
   (Increase) or Decrease in other assets       240,800    1,768,700
   Net cash provided by operating activities   (653,200)   1,272,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturing investment securities  1,259,400    1,125,000
Proceeds from sales of investment securities          0    7,380,100
Purchases of investment securities                    0   (7,190,000)
(Increase) or decrease in federal funds sold          0   (8,925,000)
Increase or (decrease) in federal funds pur.  1,000,000            0
Increase or (decrease) in Repurchase Agmts. (127,800) (1,047,200) Net in interest bearing deposits
   in other banks                               297,100      396,700
Principal collected on loans                 16,706,300   10,752,800
Loans made to customers                     (20,124,200) (11,127,600)
Capital expenditures                            (29,700)     (20,700)
Net cash (used) or provided in
   investing activities                      (1,018,900)  (8,655,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW
   MMDA, & savings accounts                  (1,206,700)   1,930,500
Proceeds from sales of certificates of dep.  12,091,100   11,071,000
Payments for maturing certificates
        of deposit                           (9,691,700)  (3,247,700)
Dividends paid                                 (399,000)    (268,000)
Purchase of Treasury Stock                            0     (267,400)
Net cash provided by financing activities       793,700    9,218,400

NET INCREASE OR (DECREASE) IN CASH AND
            CASH EQUIVALENTS                   (878,400)   1,835,100

CASH AND CASH EQUIVALENTS AT
            BEGINNING OF YEAR                12,009,200    7,453,600

CASH AND CASH EQUIVALENTS AT
            END OF THREE MONTHS             $11,130,800  $ 9,288,700

BATH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998.    (Unaudited)

1.  GENERAL
    The accounting and reporting policies followed by Bath National Corporation, a bank holding company, and its subsidiaries, Bath National Bank and BNC Financial Services, in the preparation of the accompanying interim financial statements conform with generally accepted accounting principles and with general practice within the banking industry.

    The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

    The results of operations for the three month period ended
    3-31-99 are not necessarily inductive of the results to be expected for the full year.

2.  INVESTMENT SECURITIES
    Investment securities held-to-maturity are stated at cost plus discount accrued and premium amortized.

    The carrying value and market value of those securities classified as held to maturity are as follows:

                               Fair          Gross
                   Book       Market       Unrealized
                   Value      Value       Gain    Loss       Net

Agencies       20,000,000   20,156,300   156,300   -        156,300

    Investment securities classified as available-for-sale are stated at fair market value. The carrying value, fair market value, and unrealized gain/loss for those securities are as follows:

                               Fair          Gross
                   Book       Market        Unrealized
                   Value      Value        Gain    Loss       Net
U.S. Treasury
  and other US
  agencies      9,033,400    9,004,600    18,300 (47,100)   (28,800)

Municipals     37,227,100   38,466,100 1,254,500 (15,500) 1,239,000

Mortgaged
  Backed Sec.  15,632,900   15,493,300    23,000(162,600)  (139,600)

Corporate Bonds   195,000      193,000     -      (2,000)    (2,000)

Equity Secur.   1,771,700    1,771,700     -         -        -

TOTAL          63,860,100   64,928,700 1,295,800(227,200) 1,068,600

BATH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
MARCH 31, 1999 AND 1998.    (Unaudited)

3.  ALLOWANCE FOR LOAN LOSSES
    The provision for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio and, on an annual basis, generally exceeds the amount of net loan losses charged against the allowance.

        Balance - January 1, 1999              $1,650,000
        Charge offs:
          Instalments                52,000
          Commercial                 76,600
          Credit Cards               12,900      (141,500)

        Recoveries:
          Instalments                19,500
          Commercial                  6,800
          Credit Cards                1,800        28,100

        Provision loan loss                       115,000
        Balance - March 31, 1999               $1,651,600

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

PART III
Discussions and Analysis of Financial Condition and Result of
Operations
                                         (Interim)   (Unaudited)
The Bath National Corporation has two subsidiaries (Bath National
Bank)and BNC Financial Services, a financial service subsidiary.

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

The investment portfolio is one of Bath National Corporation's primary sources of liquidity. The Company's other primary sources of liquidity are federal funds sold and purchased. Other sources of liquidity include repayment of loans and sale of loans. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. Interest bearing deposits in other financial institutions maturing within one year total $100 thousand. Also, high quality securities are readily marketable and provide another level of liquidity. Maturities in the loan portfolio also provide a steady flow of funds. At March 31, 1999 loans with an aggregate balance of $45.2 million and securities of $29.9 million were due to mature in one year or less. Additional funds flow from payments on installment and revolving credit loans and from a historically high level of net operating earnings. Bath National's liquidity also continues to be enhanced by a relatively stable deposit base. On March 31, 1999, the loan to deposit ratio was 85% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 94%.

In addition to the sources of liquidity above, Bath National Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency.

The bank has established lines of credit available with Federal Home Loan Bank and Manufacturers and Traders Bank in the amount of $17.8 million and $4.0 million, respectively, at the overnight federal funds rate. The bank had an average net daily federal funds purchased of $1.67 million during 1999.

During the second quarter of 1997, the Board of Directors approved a Treasury Stock repurchase program for up to 100,000 shares. Total shares purchased since the inception are 37,953 with a cost of $1,491,000. Repurchase of common stock are accounted for under the cost method.

The adequacy of the Bank's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Bank's resources. An adequate capital base is important for continued growth, expansion and added protection against unexpected losses.

The Federal Reserve Board and Office of the Comptroller of the Currency have guidelines as to the minimum risk based capital requirement of community banks. This minimum is presently 8.0%. Bath National Corporation had primary capital at March 31, 1999 and March 31, 1998 as follows:

Components of Capital                    3-31-99        3-31-98

      Equity Capital                   $30,152,900    $30,609,500
      Less: Goodwill                       263,200        287,400
      Total Tier 1 Capital              29,889,700     30,322,100
      Tier 2 Capital                     1,651,600      1,650,000
      TOTAL PRIMARY CAPITAL            $31,541,300    $31,972,100

The Company's capital to asset ratios for the first quarter of 1999 and 1998 are as follows:
                           Leverage            Risk Based

                     Required               Required
                     Minimum      Actual    Minimum    Actual
March 31, 1999        4.00%       10.49%      8.00%    18.17%
March 31, 1998        4.00%       11.01%      8.00%    21.07%

Other Operating Income

Other operating income increased by $178,000 for the quarter ended March 31, 1999 as compared to the first quarter of 1998. Income previously classified as loan income totaling $24,000 was reclassified into other income in order to be consistent with financial institution reporting guidelines. The remaining increase was attributable to increases in; mortgage broker fees, commission income from sales generated through BNC Financial Services, increased cash surrender value in bank owned life insurance policies amounted to $23,000 for the first quarter of 1999, premiums related to credit insurance on loan originations and increases in VISA interchange due to the Bank s increased involvement in the ATM networks.

Other Operating Expense

Net occupancy expense increased by $20,000 for the quarter due to two new offices opened during 1998. Depreciation expense increased for the comparable quarters by $15,000 due to the new computer system for the bank, plus additional furniture and equipment for the new offices. Other operating expenses decreased for the corresponding period by $30,000. This decline was the result of decreases in; office supplies, credit card processing fees, and a reduction in the advertising budget. These decreases were netted against increased expenses associated with; sponsorship fees due to the Bank s increased involvement in the ATM network, telephone usage and Deluxe charges. BNC Financial services reflects a $27,000 loss for the first quarter of 1999. Costs associated with start up and fixed salaries account for this loss. Net income for the year is projected to be approximately $30,000.

Net Interest Income

Net interest income increased by $156,100 for the quarter ended March 31, 1999 as compared to the corresponding quarter of 1998. Earnings on investment securities declined by approximately $194,000, while earnings on loans increased by $355,000. A significant increase in loans outstanding for the comparable quarters account for the increase in loan income and the resulting decline in investment income. Cost of funds remained stable for the comparable quarters.

Provision for Loan Losses

The Company's management is cognizant of the fact that there are risks of loss involved in any lending function. Identifying the extent of the risk for each loan category, and the probability that losses will be sustained based on delinquency experience, is part of the overall plan for establishing an Allowance for Loan Losses.

The Bank recorded net loan charge offs totaling $113,400 for the quarter ended March 31, 1999 verses net loan charge offs
$88,800 for the comparable quarter of 1998. The reserve for loan loss totals $1,651,600. The Board of Directors has determined that $1,651,600 is a sufficient reserve for loan losses based on an analysis of past due loans, historical data and specific identification of problem loans.


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

On March 31, 1999, total non-accruing assets were $707,500.
Collateral supporting the loans totals approximately $717,500.

Non-Performing Loans

     Non-performing loans are summarized as follows:
        Other Real Estate                             $ 30,600
        Non-accrual loans                             $707,500
        Past due 90 days or more and still accruing   $ 45,000
     Total                                            $783,100

SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


BATH NATIONAL CORPORATION


_____________________________________  DATE
Douglas L. McCabe
President




_____________________________________  DATE
Edward C. Galpin
Vice President and Treasurer