Form 10-Q
period 1999-06-30
BATH NATIONAL CORP
filed 1999-07-27
CIK 709335

SECURITIES AND EXCHANGE COMMISSION



                          WASHINGTON, D.C.  20549


                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ending June 30, 1999

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

        Yes x      No _


The number of shares outstanding of the issuer's Common Stock, $5 par value was 1,365,801 shares as of June 30, 1999, of which 37,953 are classified as Treasury Stock.

                             TABLE OF CONTENTS


                                                        Page Number

PART I.    FINANCIAL INFORMATION                          1 -  7


PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                     8

           ITEM 2.  Changes in Securities                 8

           ITEM 3.  Defaults upon Senior Securities       8

           ITEM 4.  Submission of Matters to a Vote
                    of Security Holders                   8

           ITEM 5.  Other Information                     8

           ITEM 6.  Exhibits and Reports Form 8-K         8

PART III.  MANAGEMENTS DISCUSSION AND ANALYSIS            9 - 12

                       PART I, FINANCIAL INFORMATION

                        BATH NATIONAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                    JUNE 30, 1999 AND DECEMBER 31, 1998
                                            June 30,   December 31,
ASSETS                                          1999         1998
Cash and due from banks                    $  9,183,200 $ 12,009,200
Interest Bearing Dep.
 in other banks                                  99,200      396,400
Securities Held-to-Maturity approx.
   market value 6/99 $19,918,800             20,000,000   20,000,000
Available-For-Sale                           59,925,400   66,571,200
Total Investments                            79,925,400   86,571,200
Federal Funds Sold                            2,350,000          -0-
Loans Gross                                 194,628,600  187,767,800
  LESS: Allowance for loan losses             1,708,500    1,650,000
Premises and equipment-Net                    5,246,600    5,462,100
Interest Receivable                           2,351,400    2,351,900
Other Assets                                  2,431,500    2,568,700
   TOTAL ASSETS                            $294,507,400 $295,477,300

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Demand                                    35,016,000   35,030,100
   Savings                                   44,463,800   43,039,600
   NOW Accounts                              36,123,600   36,145,800
   Money Market deposit accounts             10,647,500   11,384,100
   Time deposits (in denominations of
      100,000 or more)                       24,406,600   18,894,000
   Other time accounts                       78,236,100   80,111,000
   TOTAL DEPOSITS                          $228,893,600 $224,604,600

   Federal Funds Purchased                          -0-    2,150,000
   Borrowings Federal Home Loan Bank          5,000,000    5,000,000
   Repurchase Agreements                     27,283,600   28,090,800
   Other Liabilities                          2,648,800    5,108,900
   TOTAL LIABILITIES                       $263,826,000 $264,954,300

STOCKHOLDERS' EQUITY:
  Preferred Stock:
     $10 par value 300,000 shares
     authorized                                       -            -
  Common Stock:
     $5.00 par value, 1,500,000 shares
     authorized; issued and outstanding:
     6/99 -  1,365,801,12/98 - 1,365,801      6,829,000    6,829,000
Surplus                                       1,494,700    1,494,700
Undivided profits                            23,828,400   22,839,200
Unrealized gain/loss - Investments               20,400      851,200
Treasury Stock <F1>                          (1,491,100)  (1,491,100)
   TOTAL STOCKHOLDER'S EQUITY              $ 30,681,400 $ 30,523,000
TOTAL EQUITY AND LIABILITIES               $294,507,400 $295,477,300
[FN]
<F1> 37,953 shares recorded at cost as of 6/99, 37,953 shares as of 12/98

See notes to condensed unaudited consolidated financial statements.

BATH NATIONAL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

                            Three Months Ended       Six Months Ended
                                  June 30,                June 30,
                             1999        1998         1999       1998
INTEREST INCOME:
 Int. and fees on loans  $4,035,300  $3,663,200  $ 8,009,400 $ 7,282,700
 Int. on fed. funds sold     16,500      84,700       23,000     146,400
 Int. on Inv. Securities:
 US Treas. & Gov. Agency    494,700     534,200    1,019,400   1,090,400
 Municipal Obligations      435,900     432,800      873,600     878,400
 Taxable Municipal            6,300      29,400       12,600      58,600
 Mort. Backed Securities    245,700     270,300      495,600     582,400
 Int. Bearing Due From        2,200      13,800        5,900      33,700
 Other                       24,200      19,600       46,300      39,700
 Total Investment Income  1,225,500   1,384,800    2,476,400   2,829,600
 Total Interest Income    5,260,800   5,048,000   10,485,800  10,112,300

INTEREST EXPENSE:
 Interest on Deposits     1,733,100   1,925,300    3,453,900   3,783,300
 Int. on short term bor.    103,400       3,900      207,400       7,700
 Int. on repur. agreem.     408,500     360,600      814,800     725,300
 Total Interest Expense   2,245,000   2,289,800    4,476,100   4,516,300

NET INTEREST INCOME:      3,015,800   2,758,200    6,009,700   5,596,000
 Prov. loan loss (recov.)   120,000      90,900      235,000     179,700

 Net int. income after
    Prov. for loan losses 2,895,800   2,667,300    5,774,700   5,416,300

OTHER OPERATING INCOME:
 Service charges            240,400     202,000      475,400     390,200
 Trust department fees        5,300       6,900       19,500      18,300
 Invest. gains (losses)         -0-         100          -0-     (10,300)
 Other                      233,500      96,800      396,800     141,900
 Total other operat inc.    479,200     305,800      891,700     540,100

OTHER OPERATING EXPENSES:
 Salaries & emp benefit   1,187,200   1,118,100  $ 2,371,400   2,250,800
 Net occupancy expense
    of premises             227,600     204,600      446,700     401,300
 Depreciation               140,300     125,000      270,800     240,100
 Other                      557,400     583,200    1,096,700   1,152,800
 Total other oper. exp.   2,112,500   2,030,900    4,185,600   4,045,000

INCOME BEFORE INCOME TAXES1,262,500     942,200    2,480,800   1,911,400

INCOME TAXES (benefit)      355,700     188,800      694,700     413,700
NET INCOME               $  906,800  $  753,400  $ 1,786,100 $ 1,497,700

EARNINGS PER COMMON SHARE       .69         .56         1.35        1.12

DIVIDENDS DECLARED PER
    COMMON SHARE                .30         .25          .60         .45

ANALYSIS OF NET INTEREST EARNINGS

The following is a presentation of an analysis of the net interest earnings of the company for the six months ended June 30, 1999 and 1998, respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:

                                      Six Months Ended June 30, 1999
                                          (dollars in thousands)
                                                Interest
                                 Average         Earned        Average
        Assets                    Amount        or Paid      Yield or Rate
Interest Bearing Due
 From Banks                     $    175      $       6         6.86%

Taxable Securities                46,358          1,574         6.79%

Non-Taxable Securities            36,912          1,329         7.20%

Federal Funds Sold                   880             23         5.23%

Loans                            190,512          8,064         8.47%

Total Int-Earning Assets        $274,837      $  10,996         8.01%

       Liabilities
NOW's & Money Market Accts.     $ 47,190      $     408         1.73%

Savings Deposits                  43,774            549         2.51%

Time Deposits                    101,583          2,497         4.92%

Total Int-Bearing Deposits      $192,547      $   3,454         3.59%

Repurchase Agreements           $ 27,910      $     815         5.84%

Federal Funds Purchased            1,780             54         6.07%

Federal Home Loan Bank
  Borrowings                       5,000            153         6.12%

Total Int-Bearing Liabilities   $227,237      $   4,476         3.94%

Net Interest Income FTE                       $   6,520         4.75%

Less Tax-Equivalent Adjustment                $     510

Net Interest Income                           $   6,010

PART I, Continued

ANALYSIS OF NET INTEREST-EARNINGS, Continued

                                      Six Months Ended June 30, 1998
                                          (dollars in thousands)
                                                Interest
                                 Average         Earned        Average
        Assets                    Amount        or Paid      Yield or Rate
Interest Bearing Due
 From Banks                     $  1,191        $    34         5.71%

Taxable Securities                50,855          1,771         6.97%

Non-Taxable Securities            37,135          1,335         7.19%

Federal Funds Sold                 5,408            146         5.40%

Loans                            165,156          7,410         8.98%

Total Int-Earning Assets        $259,745        $10,696         8.24%

       Liabilities
NOW's & Money Market Accts.     $ 45,505        $   456         2.01%

Savings Deposits                  42,152            576         2.74%

Time Deposits                    101,483          2,751         5.43%

Total Int-Bearing Deposits      $189,140        $ 3,783         4.00%

Repurchase Agreements           $ 23,060        $   725         6.29%

Federal Funds Purchased               88              3         6.82%

Federal Home Loan Bank
  Borrowings                         166              5         6.03%

Total Int-Bearing Liabilities   $212,454        $ 4,516         4.26%

Net Interest Income FTE                         $ 6,180         4.76%

Less Tax-Equivalent Adjustment                  $  (584)

Net Interest Income                             $ 5,596

PART I, Continued

BATH NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (Unaudited)

                                                          June 30,
                                                      1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         1,786,100    1,497,700
ADJUSTMENT TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation                                     270,800      240,100
    Provision for loan losses                        235,000      179,700
    FASB 115 effect & Deferred tax                     1,100        2,000
    Loan origination costs deferred                   11,600      (52,600)
    Bond premium amortized and (discount accrued)     76,400       76,600
   (Increase) or Decrease in interest receivable         500       47,800)
    Increase or (Decrease) in other liabilities   (1,906,200)  (1,911,300)
   (Increase) or Decrease in other assets            137,200    1,443,300
   (Gain)/Loss on Investments                            -0-       10,300
    Net cash provided by operating activities     $  612,500  $ 1,533,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturing securities                  4,934,700    3,308,400
Proceeds from sales of securities                    395,000    7,916,200
Purchases of securities                             (145,000) (10,587,000)
(Increase) or decrease in federal funds sold      (2,350,000)  (8,500,000
Increase or (decrease) in federal funds purchased (2,150,000)           0
Increase of (decrease) in repurch. agreements       (807,200)  (1,224,300)
Net (increase) or decrease in interest bearing
    deposits in other banks                          297,200      591,100
Principal collected on loans                      34,170,400   23,886,500
Loans made to customers                          (41,219,300) (28,644,200)
Capital expenditures                                 (55,300)    (198,000)
Net cash used or provided in investing
           activities                             (6,929,500) (13,451,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase or (decrease) in demand deposits
           NOW, MMDA and savings accounts            651,300    3,856,500
Proceeds from sale of
           certificates of deposit                22,595,400   16,386,200
Payments for maturing
           certificates of deposit               (18,957,700)  (8,597,300)
Dividends paid                                      (798,000)    (602,000)
Purchase of Treasury Stock                               -0-     (751,700)
Borrowings from FHLB                                     -0-    5,000,000
Net cash provided by financing activities          3,491,000   15,291,700

NET INCREASE IN CASH AND CASH EQUIVALENTS         (2,826,000)   3,374,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    12,009,200    7,453,600
CASH AND CASH EQUIVALENTS AT END OF SIX MONTHS    $9,183,200  $10,827,600

BATH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998 AND 1999.  (Unaudited)
---------------------------------------------------------------------------
1. GENERAL
   The accounting and reporting policies followed by Bath National Corporation, a bank holding company, and its subsidiaries, Bath National Bank and BNC Financial Services in the preparation of the accompanying interim financial statements conform with generally accepted accounting principles and with general practice within the banking industry.

   The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

   The results of operations for the six month period ended 6/30/99 are not necessarily inductive of the results to be expected for the full year.

2. INVESTMENT SECURITIES
   Investment securities held-to-maturity are stated at cost plus discount accrued and less premium amortized.

   The carrying value and market value of those securities classified as held-to maturity are as follows:

                               Fair               Gross
                   Book       Market            Unrealized
                   Value      Value           Gain     Loss        Net

   Agencies    $20,000,000 $19,918,800   $    -     $  81,200  $   81,200

   Investment securities classified as available-for-sale are stated at fair market value. The carrying value, fair market value, and unrealized gain/loss for those securities are as follows:

                                Fair              Gross
                   Book        Market          Unrealized
                   Value       Value          Gain     Loss        Net

U.S. Treasury
  and other US
  agencies     $ 6,029,800 $ 5,881,400   $    2,600 $ 151,000  $ (148,400)

Corporate Bonds    195,000     186,600          -0-     8,400      (8,400)

Municipal
  Obligations   36,571,800  36,969,200      517,800   120,400     397,400

Mortgaged
  Backed Sec.   15,249,600  15,037,300       36,100   248,400    (212,300)

Equity Secur.    1,850,900   1,850,900           -0-       -0-         -0-
TOTAL          $59,897,100 $59,925,400   $  556,500 $ 528,200 $    28,300

BATH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
JUNE 30, 1998 AND 1999.  (Unaudited)

3. ALLOWANCE FOR LOAN LOSSES
   The provision for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio and, on an annual basis, generally exceeds the amount of net losses charged against the allowance.
                 Balance - January 1, 1999                 $1,650,000
                 Charge offs:
                   Installments                  92,800
                   Commercial                   117,000
                   Credit Cards                  18,900
                                                             (228,700)

           Recoveries:
                   Installments                  38,200
                   Commercial                     8,700
                   Credit Cards                   5,300
                                                               52,200

           Provision Loan Loss                          235,000
           Balance - June 30, 1999                   $1,708,500


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

                                  None

ITEM 3.  Defaults Upon Senior Securities

                                  None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of the shareholders of Bath National
         Corporation was held April 28, 1999. The following directors were elected:

NAME                  TERM     VOTES FOR    VOTES AGAINST     ABSTAIN

Robert H. Cole       3 years   1,308,636        -0-            -0-

Herbert Fort         3 years   1,298,342      10,294           -0-

Patrick Sullivan     3 years   1,308,636        -0-            -0-

Alan J. Wilcox       3 years   1,308,636        -0-            -0-



Appointment of Urbach,
 Kahn & Werlin as
 Certified Public
 Accountants                   1,308,636        -0-            -0-



ITEM 5.  Other Information

         There were no reports filed on Form 8-K


ITEM 6.  Exhibits and Reports on Form 8-K

                                 N/A

PART III. MANAGEMENTS DISCUSSION AND ANALYSIS


Discussions and Analysis of Financial Condition and Result of Operations
                                            (Interim)  (Unaudited)

     Bath National Corporation two subsidiaries; Bath National Bank and BNC Financial Services, a financial service subsidiary.

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

     The investment portfolio is one of Bath National's primary sources of liquidity. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. Interest bearing deposits in other financial institutions maturing within one year total $100 thousand. Also, high quality securities are readily marketable and provide another level of liquidity. Maturities in the loan portfolio also provide a steady flow of funds. At June 30, 1999 loans with an aggregate balance of $36 million and securities of $8.1 million were due to mature in one year or less. Additional funds flow from payments on instalment and revolving credit loans and from a historically high level of net operating earnings. Bath National's liquidity also continues to be enhanced by a relatively stable deposit base. On June 30, 1999, the loan to deposit ratio was 85% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 95%.

     In addition to the sources of liquidity above, Bath National Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency. The bank has established lines of credit available with the Federal Home Loan Bank and Manufacturer s and Traders Bank in the amount of $17.8 and $4.0 million respectively. The funds are priced at the overnight federal funds rate. The bank had an average net daily federal funds purchased of $900 thousand during 1999.

PART III, Continued

Year 2000

     During 1998, management advised its Board of Directors of the issues surrounding the approach of January 1, 2000. Nearly all computer hardware and software developed during the current century have been programmed with two digit reference to each year. Such hardware and software, if not upgraded by January 1, 2000, may become useless. Management has undergone a five phase project to respond to this issue, with major emphasis upon identifying all applications and data bases supporting the Bank's mission critical applications. The five phases are awareness, assessment, renovation, validation and implementation, and will seek to neutralize not only the Bank's vulnerability, but to determine the financial capacity of its vendors, determine alternate vendors, and evaluate the capacity of its customers to respond to this challenge. A committee continues to direct the Company's Year 2000 activities under the framework of the FFIEC's Five Step Program. Testing of critical applications has been completed.

     The Federal Reserve Board and Office of the Comptroller of the Currency have guidelines as to the minimum risk based capital requirement of community banks. This minimum is presently 8%. Bath National
Corporation had primary capital at June 30, 1999 and June 30, 1998 as follows:

          Components of Capital               6-30-99         6-30-98

          Equity Capital                    $30,661,000     $30,546,500
          Less:   Goodwill                     (257,200)       (281,400)
          Tier 1 Capital                     30,403,800      30,265,100
          Tier 2 Capital                      1,708,500       1,650,000
          Total Capital                     $32,112,300     $31,915,100


The company's capital to asset ratios as of June 30, 1998 and 1999 are as follows:

                TIER I LEVERAGE RATIO        RISK BASED

                Required                 Required
                Minimum       Actual     Minimum      Actual
June 30, 1998    4.00%        11.36%      8.00%       20.52%
June 30, 1999    4.00%        10.31%      8.00%       18.08%

Other Operating Income

     Other operating income increased by $173,000 for the quarter ended June 30, 1999 as compared to the second quarter of 1998. Income previously classified as loan income totaling $24,000 was reclassified into other income in order to be consistent with financial institution reporting guidelines. The remaining increase was attributable to increases in; mortgage broker fees, commission income from sales generated through BNC Financial Services, increased cash surrender value in bank owned life insurance policies amounted to $23,000 for the second quarter of 1999, premiums related to credit insurance on loan originations and increases in VISA interchange due to the Bank's increased involvement in the ATM networks.

Other Operating Expense

     Net occupancy expense increased by $23,000 for the quarter due to two new offices opened during 1998. Depreciation expense increased for the comparable quarters by $15,000 due to the new computer system for the bank, plus additional furniture and equipment for the new offices. Other operating expenses decreased for the corresponding period by $26,000.
This decline was the result of decreases in; office supplies, credit card processing fees, and a reduction in the advertising budget. These decreases were netted against increased expenses associated with; sponsorship fees due to the Bank's increased involvement in the ATM network, telephone usage and Deluxe charges. BNC Financial Services reflects a $8,000 loss for the second quarter of 1999. Costs associated with start up and fixed salaries account for this loss. Net income for the year is projected to be approximately $30,000.

Net Interest Income

     Net interest income increased by $257,600 for the quarter ended June 30, 1999 as compared to the corresponding quarter of 1998. Earnings on investment securities declined by approximately $159,000, while earnings on loans increased by $372,000. A significant increase in loans outstanding for the comparable quarters account for the increase in loan income and the resulting decline in investment income. Cost of funds remained stable for the comparable quarters.

Provision for Loan Losses

     The company's management recognizes the fact that there are risks of loss involved in any lending function. Identifying the extent of the risk for each loan category, and the probability that losses will be sustained based on delinquency experience, is part of the overall plan for establishing an Allowance for Loan Losses.

     Bath National Bank recognized provision for loan losses totaling $235,000 for the six months ended June 30, 1999 versus a provision for loan loss of $179,700 for the comparable six months of 1998. The reserve for loan loss totals $1,708,500. The Board of Directors has determined that $1,708,500 is a sufficient reserve for loan losses based on an analysis of past due loans, historical data and specific identification of problem loans.

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

     On June 30, 1999, total non-accruing assets were $730,000.
Collateral supporting the loans totals $840,000.

NON PERFORMING LOANS

     Non-performing loans are summarized as follows:

        Other Real Estate                             $   16,000
        Non-accrual loans                             $  730,000
        Past due 90 days or more and still accruing   $  446,000
        Total                                         $1,192,000

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