Form 10-Q
period 1999-09-30
BATH NATIONAL CORP
filed 1999-10-26
CIK 709335

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ending September 30, 1999

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

       Yes   X       No ______

The number of shares outstanding of the issuer's Common Stock, $5 par value was 1,365,801 shares as of September 30, 1999, of which 37,953 are classified as Treasury Stock.

                               TABLE OF CONTENTS
                                                       Page Number

PART I.    FINANCIAL INFORMATION                        1 -  7

PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                        8

           ITEM 2.  Changes in Securities                    8

           ITEM 3.  Defaults upon Senior Securities          8

           ITEM 4.  Submission of Matters to a vote          8
                    of Security Holders

           ITEM 5.  Other Information                        8

           ITEM 6.  Exhibits and Reports Form 8-K            8

PART III.  MANAGEMENT'S DISCUSSION AND ANALYSIS         9 - 11

PART I.  FINANCIAL INFORMATION
BATH NATIONAL CORPORATION
CONDENSED CONSOLIDATION STATEMENTS OF CONDITION
AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                             September 30,    December 31,
                                                 1999             1998
ASSETS
Cash and due from banks                    $ 11,486,600     $12,009,200
Interest Bearing Deposits in other banks         99,100         396,400
Securities Held-to-Maturity                           0      20,000,000
Available-for-Sale                           77,746,700      66,571,200
Total Investments                            77,746,700      86,571,200
Loans (Gross)                               196,671,800     187,767,800
  LESS: Allowance for loan losses             1,859,900       1,650,000
Premises and equipment-Net                    5,114,800       5,462,100
Interest Receivable                           2,125,400       2,351,900
Other Assets                                  2,758,000       2,568,700
TOTAL ASSETS                               $294,142,500    $295,477,300

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Demand                                  $ 36,874,400    $ 35,030,100
   Savings                                   44,155,300      43,039,600
   NOW Accounts                              35,569,800      36,145,800
   Money Market deposit accounts              8,300,800      11,384,100
   Time deposits (in denominations of
      100,000 or more)                       21,833,400      18,894,000
   Other time accounts                       76,559,600      80,111,000
   TOTAL DEPOSITS                           223,293,300     224,604,600

   Federal Funds Purchased                      400,000       2,150,000
   FHLB Borrowings                           25,000,000       5,000,000
   Repurchase Agreements                     11,882,400      28,090,800
   Other liabilities                          2,664,000       5,108,900
   TOTAL LIABILITIES                        263,239,700     264,954,300

STOCK HOLDERS' EQUITY:
Preferred Stock:  $10 par value;
 300,000 shares authorized,                      -                -

Common Stock: $5 par value;
   1,500,000 shares authorized;
   issued and outstanding: September
   1999 - 1,365,801 December 1998 1,365,801   6,829,000       6,829,000
Surplus                                       1,494,700       1,494,700
Undivided profits                            24,452,400      22,839,200
Unrealized gain/(loss) - Investments           (382,200)        851,200
Treasury Stock <F1>                          (1,491,100)     (1,491,100)
TOTAL STOCKHOLDER'S EQUITY                   30,902,800      30,523,000

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY $294,142,500    $295,477,300

See notes to condensed unaudited consolidated financial statements.
[FN]
<F1> 37,953 shares recorded at cost as of 9/99, 37,953 shares as of 12/98

BATH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

                               Three Months Ended      Nine Months Ended
                                  September 30,          September 30,
                                 1999       1998        1999        1998
INTEREST INCOME:
  Interest and fees on loans  $4,156,100 $3,704,700 $12,165,500 $11,011,600
  Int. on federal funds sold      47,200    129,100      70,200     275,500
  Int. on investment securit:
  US Treasury & Govern. Agency   154,300    547,100   1,173,700   1,637,500
  Municipal Obligations          477,800    448,400   1,351,400   1,326,800
  Taxable Municipal                6,300     20,500      18,900      79,100
  Mortgaged Backed Securities    402,300    263,500     897,900     845,900
  Interest Bearing due from        1,900      9,900       7,800      43,600
  Trust Preferred                 44,400        -0-      44,400         -0-
  Other                           20,300     22,700      66,600      62,400
  Total Investment Income      1,154,500  1,441,200   3,630,900   4,270,800
  Total Interest Income        5,310,600  5,145,900  15,796,400  15,282,400

INTEREST EXPENSE:
  Interest Deposits            1,720,800  1,894,800   5,174,700   5,678,100
  Int. on short term borrow.     287,900     80,000     495,300      87,700
  Interest on repurchase agree   144,400    383,500     959,200   1,108,800
  Total Interest Expense       2,153,100  2,358,300   6,629,200   6,874,600

NET INTEREST INCOME            3,157,500  2,787,600   9,167,200   8,407,800

  Prov. loan loss (recovery)     210,000    105,000     445,000     284,700

  Net Int. Income After
    Provision for Loan Losses  2,947,500  2,682,600   8,722,200   8,123,100

OTHER OPERATING INCOME:
  Service charges                247,600    204,900     723,000     595,100
  Trust department fees           22,000     16,200      41,500      34,500
  Invest. gains (losses)             -0-     (3,400)          0     (13,700)
  Other                          263,500    161,800     660,300     294,300
  Total other operating income   533,100    379,500   1,424,800     910,200

OTHER OPERATING EXPENSES:
  Salaries & emp benefits      1,198,700  1,107,100   3,570,100   3,357,900
  Net occupancy expense of
    premises                     238,000    209,500     684,700     610,800
  Depreciation                   134,900    141,500     405,700     381,600
  Other                          510,800    485,700   1,607,500   1,653,300
  Total other oper. expenses   2,082,400  1,943,800   6,268,000   6,003,600

INCOME BEFORE INCOME TAXES     1,398,200  1,118,300   3,879,000   3,029,700

INCOME TAXES (benefit)           377,300    269,300   1,072,000     683,000
NET INCOME                    $1,020,900 $  849,000  $2,807,000  $2,346,700
EARNINGS PER COMMON SHARE            .76        .64        2.11        1.76

DIVIDENDS DECLARED PER COMMON SHARE  .30        .25         .90         .70

ANALYSIS OF NET INTEREST EARNING

The following is a presentation of an analysis of the net interest earnings of the company for the nine months ended September 30, 1999 and 1998, respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:

                                  Nine Months Ended September 30, 1999
                                          (dollars in thousands)
                                               Interest
                                 Average        Earned        Average
        Assets                    Amount       or Paid      Yield or Rate
Interest Bearing Due
 From Banks                     $    150       $     8          7.09%

Taxable Securities                43,846         2,202          6.68%

Non-Taxable Securities            37,884         2,053          7.21%

Federal Funds Sold                 1,847            70          5.04%

Loans                            192,242        12,250          8.48%

Total Int-Earning Assets        $275,969       $16,583          7.99%

       Liabilities
NOW's & Money Market Accts.       46,608           607          1.73%

Savings Deposits                  44,180           840          2.53%

Time Deposits                    101,651         3,728          4.88%

Total Int-Bearing Deposits      $192,439       $ 5,175          3.58%

Repurchase Agreements             22,583           959          5.65%

Federal Funds Purchase             1,196            55          6.11%

Federal Home Loan Bank
 Borrowings                       10,201           440          5.74%

Total Int-Bearing Liabilities   $226,419       $ 6,629          3.89%


Net Interest Income FTE                        $ 9,954          4.80%

Less Tax-Equivalent Adjustment                 $  (787)

Net Interest Income                            $ 9,167

ANALYSIS OF NET INTEREST-BEARINGS, Continued

                                  Nine Months Ended September 30, 1998
                                          (dollars in thousands)
                                               Interest
                                 Average        Earned        Average
        Assets                    Amount       or Paid      Yield or Rate
Interest Bearing Due
 From Banks                     $  1,014       $    44          5.78%

Taxable Securities                50,323         2,624          6.94%

Non-Taxable Securities            37,275         2,017          7.20%

Federal Funds Sold                 6,789           276          5.41%

Loans                            167,043        11,086          8.83%

Total Int-Earning Assets        $262,444       $16,047          8.14%

       Liabilities
NOW's & Money Market Accts.     $ 45,630       $   692          2.02%

Savings Deposits                  42,314           874          2.75%

Time Deposits                    101,161         4,112          5.41%

Total Int-Bearing Deposits      $189,105       $ 5,678          4.00%

Repurchase Agreements             23,551         1,111          6.28%

Federal Funds Purchased               63             2          4.23%

Federal Home Loan Bank
 Borrowings                        1,795            84          6.23%

Total Int-Bearing Liabilities   $214,514       $ 6,875          4.27%


Net Interest Income FTE                        $ 9,172          4.65%

Less Tax-Equivalent Adjustment                 $  (764)

Net Interest Income                            $ 8,408

PART I, Continued

BATH NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (Unaudited)

                                                         September 30,
                                                      1999          1998
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                       $2,807,000   $  2,346,700
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation                                     405,700        381,600
   Provision for loan losses                        445,000        284,700
   FAS-115 effect                                     2,700        816,900
   Loan origination costs deferred                   13,600       (175,200)
   Bond premium amortized and (discount accrued)    107,500        120,900
   (Gain) or Loss on sale of investments                  0         13,700
   (Increase) or Decrease in interest receivable    226,500        176,700
   Increase or (Decrease) in other liabilities   (1,622,600)    (2,075,400)
   (Increase) or Decrease in other assets          (189,300)     1,574,900
   Adjustment to loan reserve                             0         43,700
   Net cash provided by operating activities      2,196,100      3,509,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturing securities                 4,482,100      3,474,200
Proceeds from sales of investment securities     23,250,000      9,578,600
Purchases of investment securities              (21,070,800)   (13,025,500)
(Increase) or decrease in federal funds sold              0     (4,425,000)
Increase or (decrease) in federal funds purchased(1,750,000)             0
Increase or (decrease) in repurchase agreements (16,208,400)     1,650,700
Net decrease in interest bearing
      deposits in other banks                       297,300        987,300
Principal collected on loans                     46,597,900     35,804,400
Loans made to customers                         (55,750,600)   (45,980,200)
Capital expenditures                                (58,400)      (262,000)
Net cash used or provided in investing
        activities                              (20,210,900)   (12,197,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) or increase in demand
    deposits, NOW, MMDA & savings accounts         (699,300)     4,387,800
Proceeds from sale of
        certificates of deposit                  33,681,400     25,530,500
Payments for maturing
        certificates of deposit                 (34,293,400)   (21,541,900)
Dividends paid                                   (1,196,500)      (934,000)
Purchase of Treasury Stock                                0       (751,700)
Borrowings from FHLB                             20,000,000      5,000,000
Net cash provided by financing activities        17,492,200     11,690,700

NET INCREASE IN CASH AND CASH EQUIVALENTS          (522,600)     3,002,400

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR   12,009,200      7,453,600

CASH AND CASH EQUIVALENTS AT END OF NINE MONTHS $11,486,600   $ 10,456,000

BATH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998.    (Unaudited)

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

   The results of operations for the nine month period ended 9-30-99 are not necessarily inductive of the results to be expected for the full year.

2. INVESTMENT SECURITIES

   Investment securities classified as available-for-sale are stated at fair market value. The carrying value, fair market value and unrealized gain/(loss) for those securities are as follows:

                                     Fair
                         Book       Market     Unreal.    Unreal.
                         Value       Value      Gain       Loss       Net
U.S. Treasury &
  Agencies            6,227,700    6,076,400    1,400    (152,700)  (151,300)

Corporates              195,000      187,100     -0-       (7,900)    (7,900)

States & Political
  Subdivisions       41,007,900   41,192,400  439,900    (255,400)   184,500

Mortgage Back
  Securities         25,607,900   25,094,900   32,000    (545,000)  (513,000)

Trust Preferred       3,067,900    2,913,100     -0-     (154,800)  (154,800)

Equity Securities     2,282,800    2,282,800     -0-        -0-        -0-

Total                78,389,200   77,746,700  473,300  (1,115,800)  (642,500)

BATH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
SEPTEMBER 30, 1999 AND 1998. (Unaudited)

3. ALLOWANCE FOR LOAN LOSSES
   The provision for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio and, on an annual basis, generally exceeds the amount of net loan losses charged against the allowance.


               Balance - January 1, 1999                    1,650,000
               Charge offs:
                 Installments                105,300
                 Commercial                  172,500
                 Credit Cards                 26,200
                                                              304,000

               Recoveries
                 Installments                 50,200
                 Commercial                   10,100
                 Credit Cards                  8,600
                                                               68,900

               Provision Loan Loss                            445,000
               Balance - September 30, 1999                $1,859,900



4. INCOME TAXES
   Provision for deferred income taxes are made as a result of timing differences between financial and taxable income. These differences relate principally to depreciation of bank premises and equipment, market value adjustments on investments held as available-for-sale, and provisions for loan losses.

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

     The investment portfolio is one of Bath National s primary sources of liquidity. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. Interest bearing deposits in other financial institutions maturing within one year total $100 thousand. Also, high quality securities are readily marketable and provide a steady flow of funds. At September 30, 1999 loans with an aggregate balance of $38.2 million and securities of $11.1 million were due to mature in one year or less. Additional funds flow from payments on installment and revolving credit loans. Bath National Bank's liquidity also continues to be enhanced by a relatively stable deposit base. On September 30, 1999, the loan to deposit ratio was 88% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 98%.

     In addition to the sources of liquidity referred to above, Bath National Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency. The bank has established lines of credit available with the Federal Home Loan Bank, Manufacturer s & Traders Bank and Key Bank in the amount of $17.8 million, $2.0 million and $5.0 million respectively. The funds are priced at the overnight federal funds rate. The bank had an average net daily federal funds sold of $.7 million.

     The Federal Reserve Board and Office of the Comptroller of the Currency have guidelines as to the minimum risk based capital requirement of community banks. This minimum is presently 8.00%. Bath National Corporation has primary capital at September 30, 1999 and September 30, 1998 as follows:

                Components of Capital             9-30-99          9-30-98

           Equity Capital                      $31,285,000     $31,063,200
           Less Goodwill                          (251,200)       (275,300)
           Tier 1 Capital                       31,033,800      30,787,900
           Tier 2 Capital                        1,859,900       1,693,700
           Total Capital                       $32,893,700     $32,481,600

PART III, Continued

The company's capital to asset ratios for the third quarter of 1999 and 1998 are as follows:

                  TIER I LEVERAGE RATIO           RISK BASED

                  Required                    Required
                   Minimum      Actual         Minimum     Actual
September 30, 1998   4.00%       11.03%          8.00%      20.17%
September 30, 1999   4.00%       10.52%          8.00%      18.29%

Year 2000

     During 1998, management advised its Board of Directors of the issues surrounding the approach of January 1, 2000. Nearly all computer hardware and software developed during the current century have bee programmed with two digit reference to each year. Such hardware and software, if not upgraded by January 1, 2000, may become useless. Management has undergone a five phase project to respond to this issue, with major emphasis upon identifying all applications and data bases supporting the Bank's mission critical applications. The five phases are awareness, assessment, renovation, validation and implementation, and will seek to neutralize not only the Bank's vulnerability, but to determine the financial capacity of its vendors, determine alternate vendors, and evaluate the capacity of its customers to respond to this challenge. A committee continues to direct the Company's Year 2000 activities under the framework of the FFIEC's Five Step Program. Testing of critical applications has been completed.

Net Interest Income

     Net interest income increased by $370,000 for the quarter ended September 30, 1999 as compared to the corresponding quarter of 1998. Earnings on investment securities declined by approximately $288,000, while earnings on loans increased by $451,000. A significant increase in loans outstanding for the comparable quarters account for the increase in loan income and the resulting decline in investment income. Cost of funds declined for the comparable quarters by $205,000.

Provision for Loan Losses

     The company's management recognizes the fact that there are risks of loss involved in any lending function. Identifying the extent of the risk for each loan category, and the probability that losses will be sustained based on delinquency experience, is part of the overall plan for establishing an Allowance for Loan Losses.

     Bath National Bank recognized provision for loan losses totaling $445,000 for the nine months ended September 30, 1999 versus a provision for loan loss of $284,700 for the comparable nine months of 1998. The reserve for loan loss totals $1,859,900. The Board of Directors has determined that $1,859,900 is a sufficient reserve for loan losses based on an analysis of past due loans, historical data and specific identification of problem loans.

Non-Performing Assets

     The Bank's policy is to discontinue the accrual of interest on loans (other than installment loans) for which principal and interest is past due 120 days or more and which are not fully collateralized. Such loans are classified as non-accrual by BNB. This classification does not, however, necessarily indicate that the principal of the loan is uncollectible, but does warrant a review of the collectability. When a loan is placed on a non-accrual basis, any unpaid interest accrued is reversed against current income.
     On September 30, 1999, total non-accruing assets were $702,800. Collateral supporting the loans totals $759,000.


Non-Performing Loans

     Non-performing loans are summarized as follows:

        Other Real Estate                             $  -0-
        Non-accrual loans                             $702,800
        Past due 90 days or more and still accruing   $118,400
        Total                                         $821,200

Other Operating Income

     Other operating income increased by $154,000 for the quarter ended September 30, 1999 as compared to the third quarter of 1998. The increase was attributable to increases in; mortgage broker fees, commission income from sales generated through BNC Financial Services, increased cash surrender value in bank owned life insurance policies amounted to $24,000 for the third quarter of 1999, premiums related to credit insurance on loan originations and increases in VISA interchange due to the Bank's increased involvement in the ATM networks.

Other Operating Expense

     Net occupancy expense increased by $29,000 for the quarter due to two new offices opened during 1998. Other operating expenses increased for the corresponding period by $25,000. BNC Financial Services reflects an $8,000 loss for the third quarter of 1999. Costs associated with start up and fixed salaries account for this loss. Net income for BNC Financial Services is projected to be approximately $30,000 for 1999.

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