Form 10-K
period 1999-12-31
BATH NATIONAL CORP
filed 2000-03-22
CIK 709335

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                                FORM 10-K

      [X] Annual Report Pursuant to Section 13 or Section 15(d) of
               The Securities Exchange Act of 1934

               For the fiscal year ended December 31, 1999
                                   OR
      [ ] Transition Report Pursuant To Section 13 or 15(d) of The
                     Securities Exchange Act of 1934
                 For the transition period from .. to ..

                     Commission File Number 0-20142

                        BATH NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

      New York                               16-1185097
  (State of Incorporation)                (I.R.S.  Employer
                                           Identification No.)
 44 Liberty Street
   Bath, New York                              14810
  (Address of principal                      (zip code)
   executive offices)
                          (607) 776-9661
( Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

     Title of Each Class   Name of Each Exchange Where Registered

           None                            None
Securities registered pursuant to Section 12 (g) of the Act:

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

     The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant as of March 15, 2000 was $66,392,400.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 1, 2000.

    1,365,801 shares, common stock, $5.00 par value.

    Documents Incorporated By Reference

    1) Portions of Annual Report to Stockholders for the year ended December 31,1999 - Part I & II
    2)  Portions of Proxy statement for 2000 Annual Meeting - Part III

                             TABLE OF CONTENTS

            PART I


ITEM    1.  Business                                       1-25

ITEM    2.  Properties                                       25

ITEM    3.  Legal Proceedings                                25

ITEM    4.  Submission of Matters to a
            Vote of Security Holders                         26


            PART II

ITEM    5.  Market for the Registrant's Securities
            and Related Stockholder Matters               26-27

ITEM    6.  Selected Financial Data                       27-29

ITEM    7.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                    29-33

ITEM    8.  Financial Statements and
            Supplementary Data                            33-57

ITEM    9.  Changes in and disagreements with Accountants
            on Accounting and Financial Disclosure           58


            PART III

ITEM   10.  Directors and Executive Officers
            of the Registrant                                58

ITEM   11.  Executive Compensation                           58

ITEM   12.  Security Ownership of Certain Beneficial
            Owners and Management                            58

ITEM   13.  Certain Relationships and Related
            Transactions                                     58


            PART IV

ITEM   14.  Exhibits, Financial Statement
            Schedules and Reports on Form 8-K             58-59

PART I

ITEM 1.  Business

    Bath National Corporation (BNC or the "Company") is a one bank holding company which was incorporated in 1982 and is registered under the Bank Holding Company Act of 1956. A wholly owned subsidiary, BNC Financial Services, was incorporated during 1997 to sell annuities, life insurance, mutual funds and other non-deposit investment products.

The Company functions primarily as the holder of stock of BNC Financial Services, Inc. and BNB (described below) and assists in the management of subsidiaries as appropriate. The Company is a legal entity separate and distinct from BNB. The right of the Company to participate in any distribution of the assets or earnings of BNB is subject to the claims of creditors of BNB, except to the extent that claims, if any, of the Company itself as a creditor may be recognized. BNC derives all of its income from dividends paid to it by the Bank.

    Bath National Bank (BNB or "the Bank"), has approximately 148 employees. BNB is a full service commercial bank with trust powers, and one subsidiary, Bath United Home, Inc. (BUH). BUH is a Real Estate Investment Trust (REIT) and purchases real estate mortgages originated by the Bank.

    The REIT was activated on October 1, 1999. The Bank owns 100% of the common stock of the REIT and a majority of the preferred stock, any potential voting will be controlled by the Bank.

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

ITEM 1.  Business, Continued

Consolidated Average Balances


The following is a presentation of average assets, liabilities and equity of the Company for the years ended December 31, 1999, 1998 and 1997 with respect to each major category of assets, liabilities and equity.

                                     AVERAGE ASSETS
                                 (dollars in thousands)

                    Year Ended         Year Ended         Year Ended
                December 31, 1999  December 31, 1998  December 31, 1997

Interest Earning
  Dep. with Banks    $  1,400         $    900           $  2,200
Taxable Invest. Sec.   42,700           50,000             58,200
Non-Tax. Inv. Sec.     38,600           37,300             33,700
Federal Funds Sold      1,700            6,400              2,900
Net Loans             191,900          169,200            159,300

Total Earning Assets  276,300          263,800            256,300

Other Assets           20,500           19,300             15,900

Total Assets         $296,800         $283,100           $272,200


                            AVERAGE LIABILITIES AND EQUITY
                               (dollars in thousands)

Non-Int. Bearing
    Deposits        $ 35,700         $ 32,800           $ 29,400
Interest Bear. Dep.
    Savings           44,200           42,500             43,700
    NOW Accounts      35,300           35,200             34,500
    Money Market Acct 11,500           10,700             10,900
    Time Deposits    100,500          100,500             98,000
Federal Home Loan
  Bank Borrowings     15,200            2,600                600
Securities Sold Under
  Agree. to Repurch.  20,100           24,600             21,500
Other Liabilities      2,100            2,400              1,900
Federal Funds Purch.   1,100              100                300

Total Liabilities    265,700          251,400            240,800

Common Stock           6,800            6,800              6,800
Add. Paid in Capital   1,500            1,500              1,500
Retained Earnings     22,800           23,400             23,100

Total Equity          31,100           31,700             31,400

Total Liabilities
   and Equity       $296,800         $283,100           $272,200

Analysis of Net Interest Earnings

The following is a presentation of an analysis of the net interest earnings of the Company for years ended December 31, 1999, 1998 and 1997, respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:

                                  Year Ended December 31, 1999
                                     (dollars in thousands)
                                             Interest
                               Average       Earned        Average
         Assets                 Amount       or Paid    Yield or Rate


Interest-Earning
 Deposits with Banks           $  1,400      $    82        5.86%
Taxable Investment Securities    42,700        2,921        6.84%
Non-Taxable Investment
 Securities <F1>                 38,600        2,797        7.25%
Federal Funds Sold                1,700           85        5.00%
Net Loans <F2><F3>              191,900       16,431        8.56%

     Total Earning Assets      $276,300      $22,316        8.08%


         Liabilities

Savings Deposits               $ 44,200      $ 1,118        2.53%
Now Deposits                     35,300          529        1.50%
Money Market Deposits            11,500          290        2.52%
Time Deposits                   100,500        4,913        4.89%
Federal Home Loan Bank
 Borrowings                      15,200          842        5.54%
Repurchase Agreements            20,100        1,114        5.54%
Federal Funds Purchased           1,100           57        5.18%

Total Interest-Bearing
     Liabilities               $227,900      $ 8,863        3.89%



Interest Income/Earning Assets                              8.08%

Interest Expense/Earning Assets                             3.21%

Net Yield                                                   4.87%

[FN]
<F1> Non-Taxable interest is stated on a tax-equivalent basis, using a marginal tax rate of 34%.

<F2> Net Loans includes non-accrual loans of $399,000.

<F3> Includes Loan Fees Totaling $118,400.

ITEM 1.  Business, Continued

Analysis of Net Interest Earnings, Continued

                                  Year Ended December 31, 1998
                                     (dollars in thousands)
                                             Interest
                               Average       Earned        Average
         Assets                 Amount       or Paid    Yield or Rate


Interest-Earning
 Deposits with Banks               900            51        5.67%
Taxable Investment Securities   50,000         3,469        6.94%
Non-Taxable Investment
 Securities <F1>                37,300         2,700        7.24%
Federal Funds Sold               6,400           346        5.40%
Net Loans <F2><F3>             169,200        15,058        8.90%

     Total Earning Assets     $263,800       $21,624        8.20%


         Liabilities

Savings Deposits                42,500         1,163        2.73%
Now Deposits                    35,200           605        1.71%
Money Market Deposits           10,700           303        2.83%
Time Deposits                  100,500         5,430        5.40%
Federal Home Loan Bank
 Borrowings                      2,600           155        5.96%
Repurchase Agreements           24,600         1,522        6.19%
Federal Funds Purchased            100             4        4.00%

Total Interest-Bearing
     Liabilities              $216,200        $9,182        4.25%


Interest Income/Earning Assets                              8.20%

Interest Expense/Earning Assets                             3.48%

Net Yield                                                   4.72%

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

PART I, Continued

ITEM 1.  Business, Continued

Analysis of Net Interest Earnings, Continued


                                  Year Ended December 31, 1997
                                     (dollars in thousands)
                                             Interest
                               Average       Earned        Average
         Assets                 Amount       or Paid    Yield or Rate


Interest-Earning
 Deposits with Banks           $  2,200      $    127       5.77%
Taxable Investment Securities    58,200         4,118       7.08%
Non-Taxable Investment
 Securities <F1>                 33,700         2,475       7.34%
Federal Funds Sold                2,900           156       5.38%
Net Loans <F1><F2><F3>          159,300        14,736       9.25%

     Total Earning Assets      $256,300      $ 21,612       8.44%


         Liabilities

Savings Deposits               $ 43,700      $  1,207       2.76%
Now Deposits                     34,500           606       1.76%
Money Market Deposits            10,900           316       2.90%
Time Deposits                    98,000         5,331       5.44%
Federal Home Loan Bank
 Borrowings                         600            32       5.33%
Repurchase Agreements            21,500         1,372       6.38%
 Federal Funds Purchased            300            19       6.33%

Total Interest-Bearing
     Liabilities               $209,500      $  8,883       4.24%


Interest Income/Earning Assets                              8.44%

Interest Expense/Earning Assets                             3.47%

Net Yield                                                   4.97%

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

The Rate/Volume Analysis for the years ended December 31, 1999 and 1998, appear in their entirety on the following page.

PART I, Continued

ITEM 1.  Business, Continued

             December 31, 1999 compared with December 31, 1998
                          (dollars in thousands)

                       Changes in net interest income as a result of:

                                                          Total
                                    Volume     Rate      Change
Interest earned on:
  Interest-earning
   deposits with banks             $   28     $    3    $    31
  Taxable Investment
   Securities                        (507)       (41)      (548)
  Non-Taxable
      Investment Securities             7         90         97
  Federal Funds Sold                 (254)        (7)      (261)
  Net Loans                          2020       (647)      1373
Total Interest Income                1294       (602)       692

Interest paid on:
  Interest-bearing
      deposits                        103       (754)      (651)

Change in net interest
   income                          $1,191     $  152     $1,343



               December 31, 1998 compared with December 1997
                            (dollars in thousands)

                       Changes in net interest income as a result of:

                                                        Total
                                    Volume     Rate    Change
Interest earned on:
  Interest-earning
   deposits with banks            $   (75)   $    (1)  $  (76)
  Taxable Investment
   Securities                        (580)       (69)    (649)
  Non-Taxable
      Investment Securities           264        (39)     225
  Federal Funds Sold                  188          2      190
  Net Loans                           916       (594)     322

Total Interest Income                 713       (701)      12
Interest paid on
  Interest-bearing
      deposits                        284         15      299

Change in net interest
   income                         $   429   $   (716) $  (287)

PART I, Continued

ITEM 1.  Business, Continued

Investments

Investment securities comprised approximately 26% of the Bank's assets at December 31, 1999, with loans comprising approximately 63% of total assets. The Bank invests primarily in obligations of the United States or its agencies or obligations guaranteed as to principal and interest by the United States or its agencies, and tax exempt municipal securities. The Bank's policy is to invest in highly rated bonds. The Bank also enters into Federal Funds transactions with its principal correspondent bank, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

A tabulation of the Bank's investments is included in its entirety on the following page.

PART I, Continued

ITEM 1.  Business, Continued

Investments, Continued

The following tables present, at December 31, 1999, 1998, and 1997, the book value and market values of both the available for sale (AFS) and the held to maturity (HTM) categories of the Bank's investments. The table also indicates the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and
(iv) over ten years.
                                  1999                1998
 Investment         Book     Market   Avg.   Book     Market   Avg.
  Category          Value    Value    Yield  Value    Value    Yield
                    (dollars in thousands)   (dollars in thousands)

Available-for-Sale Investments:

Obligations of U.S.
   Treasury and other U.S.
   Agencies and Corporations:


  0 - 1 year        $ 2,754  $ 2,744  5.32%  $ 3,803  $ 3,827  7.02%
  1 - 5 years           502      497  6.56%    5,784    5,793  6.06%
  5 - 10 years        2,720    2,572  6.51%       -        -     - %
  Over 10 years         500      451  6.41%       -        -     -


Obligations of States and
   Political subdivisions


  0 - 1 year       $  2,401 $  2,404  5.40%  $ 1,685  $ 1,694  4.92%
  1 - 5 years         4,769    4,793  4.96%   19,178   19,781  5.18%
  5 - 10 years       26,805   26,768  4.91%   15,147   15,911  5.17%
  Over 10 years       6,650    6,482  5.23%    1,285    1,372  5.92%


Other Securities


  0 - 1 year        $   -    $   -      - %      737      739  7.54%
  1 - 5 years         1,056    1,034  6.44%      374      397  6.88%
  5 - 10 years        2,061    2,004  7.29%    2,035    2,020  6.60%
  Over 10 years      28,499   27,685  7.10%   15,133   15,039  6.56%

Total AFS Securit. $ 78,717 $ 77,434         $65,161  $66,573

Held-to-Maturity Investments:

Agency

  1 - 5 years         N/A      N/A     N/A%  $20,000  $20,269  7.67%

Total Securities    $78,717  $77,434         $85,161  $86,842

ITEM 1.  Business, Continued

Investments, Continued


                                  1997
 Investment         Book     Market   Avg.
  Category          Value    Value    Yield
                    (dollars in thousands)


Obligations of U.S.
   Treasury and other U.S.
   Agencies and Corporations:


  0 - 1 year        $ 6,008  $ 5,990  4.75%
  1 - 5 years         4,333    4,323  7.63%
  5 - 10 years          987    1,001  7.09%
  Over 10 years          -        -     -


Obligations of States and
   Political subdivisions


  0 - 1 year        $   982      986  5.99%
  1 - 5 years        14,756   15,067  5.10%
  5 - 10 years       18,932   19,666  5.29%
  Over 10 years       1,367    1,433  5.70%


Other Securities


  0 - 1 year            444      446  8.76%
  1 - 5 years         7,445    7,436  6.83%
  5 - 10 years        2,017    2,126  7.58%
  Over 10 years      11,928   11,948  7.24%

Total Securities    $69,199  $70,422


Yields are computed on a tax equivalent basis using a marginal tax rate of 34%.

As of December 31, 1999, a total of $61,679,000 of investments were pledged to secure public deposits and repurchase agreements.

Yield information does not give effect to changes in fair market value that are effected as a component of stockholders equity.

PART I, Continued

ITEM 1.  Business, Continued

Loan Portfolio:

The bank engages in a full complement of lending activities, including commercial, consumer/instalment, real estate loans and accounts receivable financing. At December 31, 1999, loans secured by real estate comprised 44% of the total loan portfolio. At December 31, 1999 none of the real estate loans were being held specifically for resale in the secondary market.

Loans Outstanding:

The following table presents various categories of loans contained in the Bank's loan portfolio on the dates indicated and the total amount of all categories on these dates:

                                   Year Ended December 31,
                                   (dollars in thousands)


Loan Type                1999      1998      1997      1996      1995

Commercial, Financial
  Agricultural        $ 67,709  $ 56,435  $ 45,466  $ 38,224  $38,325

Real Estate Mortgage    82,806    89,404    83,872    84,131   78,666

Installment Loans
  to Individuals        31,859    36,922    31,805    33,244   29,765

All Other                7,657     5,007     3,516     2,492    3,247

  Sub-Total            190,031   187,768   164,659   158,091  150,003

Allowance for Loan
  Losses                 1,748     1,650     1,650     1,650    1,650


  Loans - Net         $188,283  $186,118  $163,009  $156,441 $148,353

PART I, Continued

ITEM 1.  Business, Continued

Loans Outstanding, Continued

Maturity Distribution and Interest Sensitivity:

The following tabulation presents an analysis of maturities of Commercial, Financial, and Agricultural loans as of December 31, 1999 stated in thousands of dollars:

                                      Years To Maturity

     Loan Type              1 or less   1 - 5    Over 5    Total

Commercial, Financial,
   and Agricultural         $37,872     $23,498  $6,339    $67,709



Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

The following is a presentation of an analysis of sensitivities of commercial, financial and agricultural loans to changes in interest rates as of December 31, 1999, stated in thousands of dollars:


Loans due after 1 year with predetermined         $16,105
     Interest Rates


Loans due after 1 year with floating
     Interest Rates                               $13,732

PART I, Continued

ITEM 1.  Business, Continued

Non-Performing Loans and Leases:

The following table presents, for the period indicated, the aggregate amount of non-accrual, past due and restructured loans:

Type of Loan      12/31/99   12/31/98   12/31/97   12/31/96  12/31/95

Loans accounted
 for on non-
 accrual basis    $399,000   $512,000   $661,000   $820,000  $435,000

Number of loans         10         13          9         13         9

Accruing Loans
 Past due 90 Days
 or more as to
 principal or
 interest payments 640,000    274,000    330,000    321,000   209,000

Number of loans         35          7         47         38        17

Loans not included
 above which
 are troubled debt
 restructuring (1)    ----       ----       ----       ----      ----

Number of loans          0          0          0          0         0

(1) These are loans whose terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

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

Interest income for the year ended December 31, 1999 would have included approximately $34,000 of interest income for the above non-accrual loans if they had kept current in accordance with their original terms. No interest income was included in income for 1999 for the non-accrual loans.

One loan was identified which would materially impact the Bank if collection is unsuccessful. The loan is currently in the restructuring phase in an amount of $2.3 million.

The Bank has no foreign loans.

There are no concentrations of credit.

Summary of Loan Loss Experience:

An analysis of the loan loss experience is furnished in the following table for the periods indicated, as well as the allocation of the allowance for loan losses. Loans are presented net of unearned income.
                                 Year Ended December 31,
                                 (dollars in thousands)

                        1999      1998      1997      1996      1995
Allowance balance
  at beginning
  of the year       $  1,650  $  1,650  $  1,650  $  1,650  $  1,725


Loans Charged Off:
  Real Estate              0        35         0         0         0
  Commercial,
   Financial &
   Agricultural          503       101       134       191       212
  Installment Loans
   to Individuals        183       177       166       111       145
  Credit Cards            42        90        81        47        31
         Total           728       403       381       349       389


Recoveries of Loans
 Previously Charged Off:
  Real Estate              0         0         0         0        17
  Commercial,
   Financial &
   Agricultural           13        19        34        14        96
  Installment Loans
   to Individuals         55        42        49        62        65
  Credit Cards            13         8         3         4         4
         Total            81        69        86        80       182

Additions charged to
      Operations         745       334       295       269       132

Allowance Balance at
 end of the year    $  1,748  $  1,650     1,650     1,650     1,650



Average loans       $191,900  $169,200   160,200   152,000   142,900

Ratio of net
 charge-offs during
 the period to
 average loans during
 the period             .34%      .19%      .18%      .18%      .15%

ITEM 1.  Business, Continued

Summary of Loan Loss Experience, Continued

At December 31, 1999, the allowance balance was allocated as follows:

                                                    % of loans
                                   Amount           in each type
        Loan Type              (in thousands)       to total loans

Commercial, Financial
   and Agricultural              $1,260               35.61%


Real Estate - Mortgage               83               43.58%

Installment loans to individuals    360               16.77%

All Other                            45                4.04%


               Total             $1,748              100.00%



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

Loan Loss Reserve, Continued

In considering the adequacy of the Bank's allowance for possible loan losses and, thus, the amount of additions to the allowance charged to operating expense in 1999, management has focused on the fact that as of December 31, 1999, 35% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio.

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

While no assurance can be given, management believes that losses during 2000 will be no more than the losses during 1999. Although management of the Company believes that the allowance (as supplemented by projected provisions and recoveries) is adequate to absorb anticipated losses, there can be no assurance that the Company will not sustain losses in any given period which could be substantial in relation to the size of the allowance or in relation to the estimates set forth above.

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

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the major deposit categories:

                     Year Ended        Year Ended      Year Ended
                      12/31/99          12/31/98        12/31/97

                    Amount   Rate    Amount   Rate    Amount   Rate
Deposit Category                  (dollars in thousands)

Non-Interest Bearing
 Demand Deposits    $35,700   N/A    $32,800  N/A     $29,400  N/A

NOW Deposits         35,300  1.50%    35,200  1.71%    34,500  1.76%

Money Market Dep.    11,500  2.52%    10,700  2.83%    10,900  2.90%

Savings Deposits     44,200  2.53%    42,500  2.73%    43,700  2.77%

Time Deposits       100,500  4.89%   100,500  5.40%    98,000  5.44%
 (including
 Certificates of Dep.)


The following presents time certificates of deposit of $100,000 or more and amounts of their maturities (amounts in thousands):

                                              Maturity

                                  3 Months                      Over
                                     or       3-6      6-12      12
                                    Less    Months    Months   Months

Time Certificates of Deposit      $11,500   $3,501    $9,500   $  646

ITEM 1.  Business, Continued

Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity for the periods indicated and certain other data are as follows:
                                       Year Ended
                                       December 31,

                                1999       1998       1997

Return on Average Assets <F1>   1.24%      1.20%      1.30%
Return on Average Equity <F2>  11.88%     10.76%     11.26%
Dividend Payout Ratio <F3>        93%        99%        76%
Equity to Assets Ratio
             (Average)<F4>     10.48%     11.20%     11.54%
[FN]
<F1> Net income divided by average assets
<F2> Net income divided by average equity
<F3> Dividends declared per share divided by net income per share
<F4> Average equity divided by average assets

Liquidity and Asset/Liability Management

Liquidity is the capacity of a banking enterprise to meet customer loan demand, depositor withdrawals and other financial obligations. The most immediate and efficient source of liquidity for the Bank is a line with two correspondent banks totaling $9.0 million. Other sources of liquidity include repayment of loans, sale of loans and securities maturing within one year, although the usefulness of such securities for liquidity purposes is limited to the extent that such securities are pledged. Day to day changes in cash needs caused by flows of customer funds in and out of the Bank are generally reflected in adjustments to the federal funds position.

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

ITEM 1.  Business, Continued

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

Facilities

The Bank's main office is located in a freestanding building built on property located in Bath, New York. The Bank has a drive through teller facility adjacent to its main office. The Bank owns a branch in Bath, which in addition to drive through teller facilities, houses its Electronic Data Processing installation.

The Bank also operates branch offices in; Dundee, Hammondsport, Hornell, Atlanta, Naples, Wayland, Erwin, Watkins Glen and Penn Yan, New York. These branches are equipped with both ATM's and teller stations. All of the offices, with the exception of our Atlanta, Hammondsport, Penn Yan and Watkins Glen Offices, have drive-up teller facilities.

The Company's offices are located in the Bank's main office.

Employees

The Bank presently employs approximately 147 persons on a full-time equivalent basis, including four senior officers. It is anticipated that the Bank will hire additional persons as needed including additional tellers and customer service representatives.

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

                       Required    Company     Required     Company
                       Minimum      Ratio      Minimum       Ratio
For year ended
   December 31, 1999    3.00%      10.08%       8.00%       16.80%
For year ended
   December 31, 1998    3.00%      10.34%       8.00%       18.09%
For year ended
   December 31, 1997    3.00%      11.12%       8.00%       21.31%

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

All of the revenue of the Company available for the payment of dividends on the Common Stock results from amounts paid to the Company by the Bank. The Bank is required by Federal law to obtain governmental approval for the payment of dividends to the Company if the total of all dividends declared by the Bank in any year will exceed the total of the Bank's net profits (as defined and

Supervision and Regulation, Continued

interpreted by regulation) for that year and the retained net profits (as defined) for the preceding two years less any required transfers to surplus. As of January 1, 2000, the Bank could not declare additional dividends without the approval of regulatory authorities.

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

The Bank's operations are conducted from eleven full service facilities located in Bath, Hammondsport, Atlanta, Naples, Wayland, Dundee, Penn Yan, Hornell, Watkins Glen and Erwin, New York. In addition, the Bank also operates one seasonal office. The seasonal office is located in the Wayland-Cohocton Central School. The main office is located at 44 Liberty Street, Bath, New York. All administrative functions of the Bank are conducted at the main office. There is a drive-up facility adjacent to the main bank at 44 Liberty Street. There is another drive-up, walk-up facility at West Washington Street, Bath. The bank leases the buildings for our Penn Yan and Erwin Offices.

The carrying value of property for BNC on a consolidated basis as of December 31, 1999 and 1998 is included under the caption "Notes to Consolidated Financial Statements", Note 5, of the financial statements found in the Annual Report to Shareholders and is incorporated herein by reference.

ITEM 3.  Legal Proceedings

There are no material legal proceedings pending threatened against the Company or the Bank.

ITEM 4.  Submission Matters to a Vote of Security Holders
                            None

                            PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     A.  Market Information

During the period covered by this report and as of the date hereof, there is no established public trading market for the Company's common stock.

The range of high and low bid information (in dollars) for each full quarterly period for 1999 and 1998:

                         1999                     1998
                 1Q    2Q   3Q   4Q        1Q   2Q   3Q   4Q

High             50    50   51   52        40   44   47   49

Low              45    50   50   49        39   44   47   47


The high and low bid information represent the price paid for shares of stock of the Company by investors purchasing through the Company's market makers, First Albany Corporation and Sandler O'Neill &
Partners, and trades between holders of Common Stock to the extent the company is aware of such trades.

     B. Holders of Common Stock

As of March 9, 2000, the approximate number of holders of record of the Company's common stock was 667.

     C. Dividends

For 1999 and 1998 the Company paid quarterly cash dividends, amounting to a total for the year of $2.60 and $2.75 per share respectively. Following is a listing of the quarterly dividends for 1999:

               First Quarter  -  $ .30/share
               Second Quarter -    .30/share
               Third Quarter  -    .30/share
               Fourth Quarter -   1.70/share
                   Total      -  $2.60/share


The Bank is restricted in its ability to pay dividends to the Company.

PART II, Continued

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

ITEM 6.  Selected Financial Data

The data appearing on the following page represent selected consolidated financial data of the Company for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 and are derived from the Company's consolidated financial statements. These data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10K.

PART II, Continued
ITEM 6.  Selected Financial Data, Continued

                       1999      1998      1997       1996       1995
Condensed Statements
of Income (in
thousands, except per
share data)
Interest Income <F1> $ 22,381  $ 21,637  $ 21,478  $ 19,793  $ 18,226

Interest Expense
  Deposits              6,850     7,485     7,447     6,891     6,280
Interest Expense
  Borrowings            2,013     1,681     1,436       952       271

  Net Interest Income  13,518    12,471    12,595    11,950    11,675

Loan Loss Provision       745       334       295       269       132

Net Interest Income
  After Loan Loss
  Provision            12,773    12,137    12,300    11,681    11,543

Other Operating
  Income <F3>           1,971     1,503     1,108       993       898

Other Operating
  Expenses              8,438     8,047     7,560     6,951     6,768

Income Before
  Income Tax            6,306     5,593     5,848     5,723     5,673

Tax Equivalent
  Adjustment            1,186     1,029       930       779       668

Income Taxes            1,426     1,153     1,384     1,496     1,627

Net Income           $  3,694  $  3,411  $  3,534  $  3,448  $  3,378

Per Share Data <F2>

Book Value              21.95     22.98     23.12     22.23     20.90
Cash Dividends           2.60      2.55      2.00      1.05      1.20
Net Income               2.78      2.56      2.61      2.52      2.49
Weighted Average
  Common Shares     1,327,848 1,331,567 1,354,869 1,365,832 1,354,492

Balance Sheet Data
(in thousands, except
number of outstanding
shares) at
December 31

Assets               $295,295  $295,477  $271,734  $269,238  $235,165
Securities (Book Val.) 78,717    84,799    89,198    91,022    64,937
Loans, Net            188,283   186,118   163,009   156,441   148,353
Deposits              219,072   224,604   212,042   208,473   197,760
Borrowed Funds         30,000     5,000      -         -         -
Equity                 29,147  $ 30,523  $ 31,137  $ 30,363  $ 28,554
Common Shares
       issued       1,365,801 1,365,801 1,365,801 1,365,801 1,366,234
Treasury Stock         37,953    37,953    19,203      -         -

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

Liquidity is an important factor in the financial condition of the Company and affects its ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits and other borrowings.

The investment portfolio is one of the Company's primary sources of liquidity. The Company's primary sources of liquidity are federal funds sold and purchased. Other resources of liquidity include repayment of loans and sale of loans. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. High quality securities are readily marketable and provide another level of liquidity. Maturities in the loan portfolio also provide a steady flow of funds. At December 31, 1999 loans with an aggregate balance of $36.5 million and securities of $11.5 million were due to mature in one year or less. Additional funds flow from payments on instalment and revolving credit loans and from a historically high level of net operating earnings. The Company's liquidity also continues to be enhanced by a relatively stable deposit base. At December 31, 1999, the loan to deposit ratio was 86% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 94%.

In addition to the sources of liquidity above, the Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency. The Bank also has an agreement with its correspondent banks to borrow overnight federal funds. During 1999, the Bank had an average daily net federal funds sold of $.6 million.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Capital Resources, Continued

At December 31, 1999, banking regulations required conformity with a minimum risk based capital standard of 8.0%. The Bank's risk based capital level as of December 31, 1999 is approximately 16.80%. Neither the Company nor the Bank had any material commitments for capital expenditures as of December 31, 1999. The adequacy of the Bank's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Bank's resources. An adequate capital base is important for continued growth, expansion and added protection against unexpected losses.


Year 2000

Management of the company noted no problems associated with the millennium change or the leap year. Systems remain in place to identify related problems, and contingency plans have been developed in the even of unforeseen computer problems


Results of Operations

Fiscal 1999 Compared with Fiscal 1998

Total assets remained at $295 million at year end 1999. Utilizing structured borrowings from FHLB, the Bank was able to purchase both taxable and tax-exempt investments that provided a favorable spread between the interest rate on borrowings versus the yield on invested funds.

Net income grew from $3.3 million for 1998 to $3.7 million for 1999. Increased loan activity coupled with a decrease in interest expense, accounts for a significant portion of the increase.

The Provision for Loan Losses increased from $333,000 in 1998 to
$745,000 in 1999. The reserve increased from $1.6 million at year end 1998 to $1.7 million at December 31, 1999, reflecting the larger loan loss exposure.

Other operating income increased from $1.4 million to $1.7 million. Increased service fee income amounted to $147,000 while CSV of bank owned life insurance increased by $102,000.

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

Although net income declined from $3.5 million to $3.4 million for the year ended December 31, 1998, net income per share declined modestly from $2.61 to $2.56. New office openings and the staffing required account for the decline. As growth and the resulting income derived from additional deposits and loans is realized we expect earnings to imporve.

Net loan losses increased from $295,000 to $334,000. Loan losses as a percent of average loans outstanding however, remained steady at
 .18%.

Other operating income increased from $292,000 to $613,000 due primarily to the increase in the bank's mortgage broker fee income and the additional fee income generated by BNC Financial Services.

Interest Sensitivity Analysis

The following table sets forth the maturity distribution of the Company's interest-earning assets and interest bearing liabilities as of December 31, 1999, the Company's interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the Company's cumulative interest rate sensitivity gap, the Company's interest rate sensitivity ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the Company's cumulative interest rate sensitivity ratio. The following assumptions were used in preparation of this table: variable rate loans are included in the period in which their next scheduled rate adjustment is expected to take place; fixed rate loans are assumed to be repaid in accordance with their contractual terms; no prepayments are advanced on any loans; and securities are included in the period in which they mature, or in the case of variable rate securities, the period in which the next rate change is anticipated.

PART II, Continued

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Interest Sensitivity Analysis, Continued

                                Interest Rate Sensitivity Analysis
                                     (dollars in thousands)

                         0-30   31-90  91-180 181-365    1-5   Over 5
As of
December 31, 1999:
Earning Assets:
 Federal Funds Sold     4,075
 Short term investments         5,099
 Securities            13,026   1,423   3,484   1,350  32,601  22,903
 Variable rate loans   38,202   3,877   4,587  12,674  32,175
 Fixed rate loans       9,397   5,256   9,011  14,894  43,018  16,940
 Total Earning Assets  64,700  15,655  17,082  28,918 107,794  39,843

Interest Bearing Liab.
 Money Market Demand            3,535
 Interest Bearing
  Deposits
 Certificates of Deposit
  Under $100,000        6,574  10,798  12,528  25,884   9,510      13
  $100,000 and over     2,912   5,812   6,721   4,123     651
Individual Retirement     632   1,573   1,900   3,122   2,851      24
Savings Accounts
Securities Sold
 Agreement to Repurch. 10,422           1,750     401
FHLB Borrowings                 5,000          ______  ______  25,000
Total Int. Bear. Liab. 20,540  26,718  22,899  33,530  13,012  25,037

Incremental Gap <F1>   44,160 (11,063) (5,817) (4,612) 94,782
Cumulative Gap  <F2>   44,160  33,097  27,280  22,668 117,450
Sensitivity Gap <F3>     3.15    0.59    0.75    0.86    8.28
Cumulative Sensit. <F4>  3.15    1.70    1.39    1.22    2.01
[FN]
<F1> Total earning assets less total interest bearing liabilities for each period.
<F2> Total earning assets less total interest bearing liabilities, cumulative for periods.
<F3> Total earning assets divided by total interest bearing
     liabilities.
(4) Total earning assets divided by total interest bearing liabilities cumulative for periods.
Assumptions:
    Variable rate loans are included in their earliest repricing date.
    Fixed rate loans are included by scheduled amortization.
    Money Market Demand Accounts are considered to be price sensitive only if balances exceed $100,000 and therefore, reprice quarterly.
    Savings accounts are not considered interest rate sensitive.
    All other interest bearing liabilities are included in the time period in which they mature.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Typically, a banking institution which is "asset sensitive" will be expected to benefit from an increase in interest rates and be adversely impacted by a decrease in interest rates. However, because (as noted above) the repricing of assets and liabilities is frequently subject to management discretion, the correlation between an institution's interest sensitivity position and a change in the interest rate environment is rarely precise. Although the Company currently is "asset sensitive", within one year after December 31, 1999 an incline in interest rates would benefit the Company to the extent that the Company determines not to make a corresponding adjustment to the rates paid on NOW and money market deposit accounts.

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


ITEM 8.   Financial Statements and Supplementary Data

The information required under Item 8 is incorporated by reference to the Registrant's Annual Report, for the fiscal year ended December 31, 1999, pages 6 through 9.

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


                                 PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

A. Financial Statements, Financial Statement Schedules and Exhibits

The following consolidated financial statements and independent auditor's report, included in pages 9 through 27 of the Registrant's Annual Report for the fiscal year ended December 31, 1999, are incorporated herein by reference:

         Independent Auditor's Report

         Consolidated Balance Sheets - December 31, 1999 and 1998

         Consolidated Statements of Income - Years ended December 31,
           1999, 1998 and 1997

         Consolidated Statements of Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows - Years ended December
           31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

B. Reports on Form 8-K

No reports on form 8-K were required to be filed for the fourth quarter of 1999.

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K, Continued


C.  Exhibits

The following exhibits are filed with this report.

        S-K
     Exhibit No.     Description of Exhibit

        3.1          Certificate of Incorporation**

        3.2          By-Laws of Registrant**

        4.1          Specimen Common Stock Certificate**

       10.1          Deferred Compensation Agreement**

       10.2          Trustee Fee Plan**

       10.3          Severance Agreement of Douglas L. McCabe*

       10.4          Severance Agreement of Edward C. Galpin*

       13            Annual Report to Security Holders

       21            Subsidiaries of the Registrant

       27            Financial Data Schedules

 *Filed with Registrant's Form 10-K for the year ended December 31,
  1998 and incorporated herein by reference thereto.

**Filed with Registrant's Form SE for the year ended December 31,
  1999.

D. Financial Statements Schedules

Financial Statements Schedules are omitted in this particular section since the required information is inapplicable or the required information is presented in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented as Item 8 in Part II.

                                SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized as of the 16th day of March, 2000.

                                          BATH NATIONAL CORPORATION




                                          By:
                                            Douglas McCabe, President
                                            Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated all as of the 16th day of March, 2000.

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