Form 10-Q
period 2000-03-31
BATH NATIONAL CORP
filed 2000-05-05
CIK 709335

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q
                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ending March 31, 2000

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

     Yes   X      No

The number of shares outstanding of the issuer's Common Stock, $5.00 par value was 1,365,801 shares as of March 31, 2000, of which 37,953 are classified as Treasury Stock.

                             TABLE OF CONTENTS

                                                        Page No

PART I.   FINANCIAL INFORMATION                           1 -  7

PART II.  OTHER INFORMATION

          ITEM 1.  Legal Proceedings                           8

          ITEM 2.  Changes in Securities                       8

          ITEM 3.  Defaults upon Senior Securities             8

          ITEM 4.  Submission of Matters to a Vote
                   of Security Holders                         8

          ITEM 5.  Other Information                           8

          Item 6.  Exhibits and Reports on Form 8-K            8


PART III. MANAGEMENT'S DISCUSSION AND ANALYSIS            9 - 12

PART I, FINANCIAL INFORMATION

                         BATH NATIONAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
             MARCH 31, 2000 AND DECEMBER 31, 1999 (Unaudited)

                                            March 31,   December 31,
                                              2000          1999
ASSETS
Cash and due from banks                  $ 11,119,300   $ 10,281,500
Interest Bearing Deposits
  in other banks                                  -0-      5,099,000
Available-For-Sale Securities              76,917,400     77,433,800
Fed Funds Sold                              4,275,000      4,075,000
Loans, Gross                              193,209,600    190,119,300
  Less: Allowance for loan loss             1,778,200      1,747,500
Premises and equipment-Net                  5,029,700      5,006,100
Interest Receivable                         2,230,600      2,011,000
Other Assets                                3,453,900      3,017,000
TOTAL ASSETS                             $294,457,300   $295,295,200

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Deposits:
     Demand                              $ 36,097,400   $ 33,969,000
     Savings                               42,321,700     41,923,200
     NOW accounts                          33,548,500     36,712,200
     Money market deposit accounts         11,441,400     10,672,000
     Time deposits (in denominations
        of $100,000 or more)               25,675,600     20,219,200
     Other time accounts                   76,655,300     75,576,600
   TOTAL DEPOSITS                         225,739,900    219,072,200

   Borrowings Federal Home Loan Bank       25,000,000     30,000,000
   Repurchase Agreements                   11,493,700     12,572,900
   Other liabilities                        2,788,200      4,503,000
   TOTAL LIABILITIES                     $265,021,800   $266,148,100

STOCKHOLDERS' EQUITY:
  Preferred stock:
     $10 par value, 300,000 shares
     authorized                                    -              -
Common stock:
   $5 par value, 1,500,000 shares
   authorized; issued and outstanding
   12/98 - 1,365,801 shares,
   3/99 -  1,365,801 shares                 6,829,000      6,829,000
Surplus                                     1,494,700      1,494,700
Undivided profits                          23,545,800     23,080,500
Unrealized gain/loss - Investments           (942,900)      (766,000)
Treasury Stock <F1>                        (1,491,100)    (1,491,100)
   TOTAL STOCKHOLDERS' EQUITY              29,435,500     29,147,100
TOTAL EQUITY AND LIABILITIES             $294,457,300   $295,295,200
[FN]
<F1> 37,953 shares recorded at cost as of 3/00, 37,953 shares as of
     12/99
See notes to condensed unaudited consolidated financial statements.

BATH NATIONAL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                              2000            1999
INTEREST INCOME:
  Interest and fees on loans              $4,036,400      $3,974,100
  Interest on federal funds sold              41,300           6,500
  Interest on investment securities:
    US Treasury and Gov. Agencies             95,800         524,700
    Municipal obligations                    483,900         437,700
    Taxable Municipals                         6,300           6,300
    Mortgage backed securities               444,300         249,900
    Interest Bearing due from                 71,800           3,700
    Trust Preferred                           61,400             -0-
    Other                                     56,000          22,100
    Total Investment Income                1,260,800       1,250,900
    Total Interest & Fees Income           5,297,200       5,225,000

INTEREST EXPENSE:
  Interest on Deposits                     1,711,800       1,720,800
  Repurchase Agreement                       145,200         406,300
  Interest on short-term borrowings          426,300         104,000
    Total Interest Expense                 2,283,300       2,231,100

Net Interest Income                        3,013,900       2,993,900

Provision for loan losses (recoveries)       322,000         115,000

Net interest income after provision
  for loan losses                          2,691,900       2,878,900

OTHER OPERATING INCOME:
  Service charges                            267,900         235,000
  Trust department fees                       13,700          14,200
  Investment gains (losses)                        0             -0-
  Other                                      263,300         163,300
    Total other operating income             544,900         412,500

OTHER OPERATING EXPENSES:
  Salaries and employee benefits           1,304,300       1,184,200
  Occupancy                                  239,800         219,100
  Depreciation                               133,400         130,500
  Other operating expenses                   567,500         539,300
    Total other operating expenses         2,245,000       2,073,100

INCOME BEFORE INCOME TAXES                   991,800       1,218,300
INCOME TAXES                                 127,600         339,000

NET INCOME                                $  864,200      $  879,300

EARNINGS PER COMMON SHARE                       $.65           $ .66

DIVIDENDS DECLARED PER COMMON SHARE             $.30           $ .30

ANALYSIS OF NET INTEREST EARNINGS

The following is a presentation of an analysis of the net interest earnings of the company for the three months ended March 31, 2000 and 1999, respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:

                                Three Months Ended March 31, 2000
                                     (dollars in thousands)
                                            Interest
                              Average        Earned       Average
        Assets                 Amount       or Paid    Yield or Rate

Interest Bearing Due
 From Banks                 $  5,023        $   72         5.73%

Taxable Securities            38,050           664         6.98%

Non-Taxable Securities        40,597           736         7.25%

Federal Funds Sold             2,947            41         5.57%

Loans                        191,267         4,067         8.51%

Total Interest-Earning
  Assets                    $277,884        $5,580         8.03%


        Liabilities

NOW's & Money Market Accts. $ 50,467        $  204         1.62%

Savings Deposits              42,109           265         2.52%

Time Deposits                 98,644         1,243         5.04%

Total Interest-Bearing
  Deposits                  $191,220        $1,712         3.58%


Federal Home Loan Borrowings  29,945           426         5.69%

Repurchase Agreements         11,408           144         5.05%

Federal Funds Purchased           59             1         6.77%


Total Interest-Bearing
  Liabilities               $232,632        $2,283         3.93%

Net Interest Income                         $3,297         4.75%

Less Tax-Equivalent Adjustment              $  283

Net Interest Income                         $3,014

                                Three Months Ended March 31, 1999
                                     (dollars in thousands)
                                            Interest
                              Average        Earned       Average
        Assets                 Amount       or Paid    Yield or Rate

Interest Bearing Due
 From Banks                 $    252        $    4         6.35%

Taxable Securities            47,464           803         6.77%

Non-Taxable Securities        37,157           665         7.16%

Federal Funds Sold               447             5         4.48%

Loans                        188,603         4,006         8.50%

Total Interest-Earning
  Assets                    $273,923        $5,483         8.01%


        Liabilities

NOW's & Money Market Accts. $ 48,936        $  210         1.72%

Savings Deposits              43,158           268         2.49%

Time Deposits                100,115         1,242         4.97%

Total Interest-Bearing
  Deposits                  $192,209        $1,720         3.58%

Federal Home Loan Borrowings   5,000            75         6.00%

Repurchase Agreements         28,120           408         5.81%

Federal Funds Purchased        2,122            28         5.28%


Total Interest-Bearing
  Liabilities               $227,451        $2,231         3.93%

Net Interest Income                          3,252         4.75%

Less Tax-Equivalent Adjustment                 258

Net Interest Income                         $2,994

PART I, Continued

BATH NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (Unaudited)
                                                     March 31,
                                                 2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   $  864,200   $  879,300
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                 133,400      130,500
   Provision for loan losses                    322,000      115,000
   FAS-115 Effect                                   -0-          700
   Loan origination costs deferred               12,300       19,000
   Bond premium amortized and (discount accrued) 29,900       38,700
   (Increase) or Decrease in interest
         receivable                            (219,600)     173,300
   Increase or (Decrease) in other
         liabilities                         (1,596,900)  (2,250,500)
   (Increase) or Decrease in other assets      (436,900)     240,800
   Adjustment to Loan Reserve                    30,700          -0-
   Net cash provided by operating activities   (860,900)    (653,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturing investment securities    191,700    1,259,400
(Increase) or decrease in federal funds sold   (200,000)         -0-
Increase or (decrease) in federal funds pur.        -0-    1,000,000
Increase or (decrease) in Repurchase Agmts.  (1,079,200)    (127,800)
Net in interest bearing deposits
   in other banks                             5,099,000      297,100
Principal collected on loans                  9,173,200   16,706,300
Loans made to customers                     (12,597,800) (20,124,200)
Capital expenditures                           (157,000)     (29,700)
Net cash (used) or provided in
   investing activities                         429,900   (1,018,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW
   MMDA, & savings accounts                     132,600   (1,206,700)
Proceeds from sales of certificates of dep.  13,552,400   12,091,100
Payments for maturing certificates
        of deposit                           (7,017,300)  (9,691,700)
Dividends paid                                 (398,900)    (399,000)
Federal Home Loan Bank Borrowings            (5,000,000)         -0-
Net cash provided by financing activities     1,268,800      793,700

NET INCREASE OR (DECREASE) IN CASH AND
            CASH EQUIVALENTS                    837,800     (878,400)

CASH AND CASH EQUIVALENTS AT
            BEGINNING OF YEAR                10,281,500   12,009,200

CASH AND CASH EQUIVALENTS AT
            END OF THREE MONTHS             $11,119,300  $11,130,800

BATH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999.    (Unaudited)

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

    The results of operations for the three month period ended
    3/31/00 are not necessarily inductive of the results to be expected for the full year.

2.  INVESTMENT SECURITIES

    All investment securities are classified as available-for-sale and are stated at fair market value. The carrying value, fair market value, and unrealized gain/loss for those securities are as follows:

                               Fair          Gross
                   Book       Market        Unrealized
                   Value      Value        Gain    Loss       Net
U.S. Treasury
  and other US
  agencies      6,580,800    6,360,000     1,200   222,000  (220,800)

Municipals     40,871,100   40,645,100   170,700   396,700  (226,000)

Mortgaged
  Backed Sec.  25,133,300   24,269,500       500   864,300  (863,800)

Govt. Trust
  Preferred     3,067,700    2,812,700       -     255,000  (255,000)

Corporate Bonds   195,000      183,500       -      11,500   (11,500)

Equity Secur.   2,646,600    2,646,600       -        -         -

TOTAL          78,494,500   76,917,400   172,400 1,749,500(1,577,100)

PART I, continued

BATH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
MARCH 31, 2000 AND 1999.    (Unaudited)

3.  ALLOWANCE FOR LOAN LOSSES
    The provision for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio and, on an annual basis, generally exceeds the amount of net loan losses charged against the allowance.

        Balance - January 1, 2000              $1,747,500
        Charge offs:
          Installments               60,500
          Commercial                245,500
          Credit Cards               15,000
          Real Estate                 6,000       327,000

        Recoveries:
          Installments               16,500
          Commercial                 16,200
          Credit Cards                3,000        35,700

        Provision loan loss                       322,000
        Balance - March 31, 2000               $1,778,200

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

On October 1, 1999 Bath United Home, Inc. (BUH) was incorporated.
BUH is a Real Estate Investment Trust (REIT). The REIT is a subsidiary of Bath National Bank (BNB), it purchases mortgages originated by BNB. BNB owns 100% of the common stock of the REIT and a majority of the preferred stock.

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

The investment portfolio is one of Bath National Corporation's primary sources of liquidity. The Company's other primary sources of liquidity are federal funds sold and purchased. Other sources of liquidity include repayment of loans and sale of loans. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. High quality securities are readily marketable and provide a level of liquidity. Maturities in the loan portfolio also provide a steady flow of funds. At March 31, 2000 loans with an aggregate balance of $37.32 million and securities of $11.06 million were due to mature in one year or less. Additional funds flow from payments on installment and revolving credit loans and from a historically high level of net operating earnings. Bath National's liquidity also continues to be enhanced by a relatively stable deposit base. On March 31, 2000, the loan to deposit ratio was 86% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 97%.

In addition to the sources of liquidity above, Bath National Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency.

The Bank has established lines of credit available with the Federal Home Loan Bank and Manufacturers and Traders Bank in the amount of $17.8 million and $4.0 million, respectively, at the overnight federal funds rate. The bank had an average net daily federal funds sold of $2.89 million during 2000.

PART III, Continued

The adequacy of the Bank's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Bank's resources. An adequate capital base is important for continued growth, expansion and added protection against unexpected losses.

The Federal Reserve Board and Office of the Comptroller of the Currency have guidelines as to the minimum risk based capital requirement of community banks. This minimum is presently 8.0%. Bath National Corporation had primary capital at March 31, 2000 and March 31, 1999 as follows:

Components of Capital                    3-31-00        3-31-99

      Equity Capital                   $30,378,400    $30,152,900
      Less: Goodwill                       239,100        263,200
      Total Tier 1 Capital              30,139,300     29,889,700
      Tier 2 Capital                     1,778,200      1,651,600
      TOTAL PRIMARY CAPITAL            $31,917,500    $31,541,300

The Company's capital to asset ratios for the first quarter of 2000 and 1999 are as follows:
                           Leverage            Risk Based

                     Required               Required
                     Minimum      Actual    Minimum    Actual
March 31, 2000        4.00%       10.23%      8.00%    16.85%
March 31, 1999        4.00%       10.49%      8.00%    18.17%

Other Operating Income

Total other operating income increased from $412,500 for the quarter ended March 31, 1999 to $544,900 for the quarter ended March 31, 2000. Servicing fee income from the sale and servicing of mortgage loans began accruing in the first quarter of 2000 amounting to $80,000. Service fee income increased from $255,000 to $267,900 due primarily to a review of, and adjustment to, our service charge rates.

Other Operating Expense

Salary and benefit expense increased from $1,184,000 for the first quarter of 1999 to $1,304,000 for the first quarter of 2000. Normal increases and additional costs of post retirement benefits (health insurance) account for the increase. Other operating expenses were stable.

PART III, Continued

Provision for Loan Losses

The Company's management is cognizant of the fact that there are risks of loss involved in any lending function. Identifying the extent of the risk for each loan category, and the probability that losses will be sustained based on delinquency experience, is part of the overall plan for establishing an Allowance for Loan Losses.

The Bank recorded net loan charge offs totaling $291,300 for the quarter ended March 31, 2000 verses net loan charge offs
$113,400 for the comparable quarter of 1999. The reserve for loan loss totals $1,778,200. The Board of Directors has determined that $1,778,200 is a sufficient reserve for loan losses based on an analysis of past due loans, historical data and specific identification of problem loans.


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

On March 31, 2000, total non-accruing assets were $435,000.
Collateral supporting the loans totals approximately $705,000.

Non-Performing Loans

     Non-performing loans are summarized as follows:
        Other Real Estate                             $   40,000
        Non-accrual loans                             $  435,000
          Past due 90 days or more and still accruing $3,811,000
     Total                                            $4,286,000

SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


BATH NATIONAL CORPORATION


_____________________________________  DATE
Douglas L. McCabe
President




_____________________________________  DATE
Edward C. Galpin
Vice President and Treasurer