Form 10-Q
period 2000-06-30
BATH NATIONAL CORP
filed 2000-08-10
CIK 709335

SECURITIES AND EXCHANGE COMMISSION



                          WASHINGTON, D.C.  20549


                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ending June 30, 2000

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

        Yes x      No _


The number of shares outstanding of the issuer's Common Stock, $5 par value was 1,365,801 shares as of June 30, 2000, of which 37,953 are classified as Treasury Stock.

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

                       PART I, FINANCIAL INFORMATION

                        BATH NATIONAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                    JUNE 30, 2000 AND DECEMBER 31, 1999
                                            June 30,   December 31,
ASSETS                                          2000         1999
Cash and due from banks                    $ 11,921,100 $ 10,281,500
Interest Bearing Dep.
 in other banks                                     -0-    5,099,000
Securities<F1>                               72,915,100   77,433,800
Federal Funds Sold                            7,345,000    4,075,000
Loans Gross                                 191,837,200  190,119,300
  LESS: Allowance for loan losses             1,800,000    1,747,500
Premises and equipment-Net                    4,919,100    5,006,100
Interest Receivable                           2,003,100    2,011,000
Other Assets                                  3,231,000    3,017,000
   TOTAL ASSETS                            $292,371,600 $295,295,200

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Demand                                    35,960,900   33,969,000
   Savings                                   42,988,400   41,923,200
   NOW Accounts                              36,229,800   36,712,200
   Money Market deposit accounts             10,681,400   10,672,000
   Time deposits (in denominations of
      100,000 or more)                       22,564,900   20,219,200
   Other time accounts                       76,177,300   75,576,600
   TOTAL DEPOSITS                          $224,602,700 $219,072,200

   Borrowings Federal Home Loan Bank         25,000,000   30,000,000
   Repurchase Agreements                     12,822,500   12,572,900
   Other Liabilities                          2,378,000    4,503,000
   TOTAL LIABILITIES                       $264,803,200 $266,148,100

STOCKHOLDERS' EQUITY:
  Preferred Stock:
     $10 par value 300,000 shares
     authorized                                       -            -
  Common Stock:
     $5.00 par value, 1,500,000 shares
     authorized; issued and outstanding:
     6/00 -  1,365,801,12/99 - 1,365,801      6,829,000    6,829,000
Surplus                                       1,494,700    1,494,700
Undivided profits                            21,556,000   23,080,500
Unrealized gain/loss - Investments             (820,200)    (766,000)
Treasury Stock <F2>                          (1,491,100)  (1,491,100)
   TOTAL STOCKHOLDER'S EQUITY              $ 27,568,400 $ 29,147,100
TOTAL EQUITY AND LIABILITIES               $292,371,600 $295,295,200
[FN]
<F1> 12/99 balance includes equity securities reclassed from other assets.

<F2> 37,953 shares recorded at cost as of 6/00, 37,953 shares as of 12/99

See notes to condensed unaudited consolidated financial statements.

BATH NATIONAL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

                            Three Months Ended       Six Months Ended
                                  June 30,                June 30,
                             2000        1999         2000       1999
INTEREST INCOME:
 Int. and fees on loans  $ 4,058,900  $4,035,300  $ 8,095,300 $ 8,009,400
 Int. on fed. funds sold      45,700      16,500       87,000      23,000
 Int. on Inv. Securities:
 US Treas. & Gov. Agency      81,100     494,700      176,900   1,019,400
 Municipal Obligations       472,700     435,900      956,600     873,600
 Taxable Municipal             6,300       6,300       12,600      12,600
 Mort. Backed Securities     445,800     245,700      890,100     495,600
 Trust Preferreds             61,200         -0-      122,600         -0-
 Int. Bearing Due From         2,900       2,200       74,700       5,900
 Other                        59,300      24,200      115,300      46,300
 Total Investment Income   1,175,000   1,225,500    2,435,800   2,476,400
 Total Interest Income     5,233,900   5,260,800   10,531,100  10,485,800

INTEREST EXPENSE:
 Interest on Deposits      1,768,700   1,733,100    3,480,500   3,453,900
  Int. on short term bor.    382,100     103,400      808,400     207,400
  Int. on repur. agreem.     150,100     408,500      295,300     814,800
 Total Interest Expense    2,300,900   2,245,000    4,584,200   4,476,100

NET INTEREST INCOME:       2,933,000   3,015,800    5,946,900   6,009,700

  Prov. loan loss (recov.) 3,052,400     120,000    3,374,400     235,000

 Net int. income after
    Prov. for loan losses   (119,400)  2,895,800    2,572,500   5,774,700

OTHER OPERATING INCOME:
 Service charges             281,100     240,400      549,000     475,400
 Trust department fees         5,400       5,300       19,100      19,500
 Other                       210,200     233,500      473,500     396,800
 Total other operat inc.     496,700     479,200    1,041,600     891,700

OTHER OPERATING EXPENSES:
 Salaries & emp benefit    1,214,900   1,187,200    2,519,200   2,371,400
 Net occupancy expense
    of premises              201,000     227,600      440,800     446,700
 Depreciation                133,000     140,300      266,400     270,800
 Other                       629,800     557,400    1,197,300   1,096,700
 Total other oper. exp.    2,178,700   2,112,500    4,423,700   4,185,600

INCOME BEFORE INCOME TAXES(1,801,400)  1,262,500     (809,600)  2,480,800

INCOME TAXES (benefit)      (209,800)    355,700      (82,200)    694,700
NET INCOME               $(1,591,600) $  906,800  $  (727,400)$ 1,786,100

EARNINGS PER COMMON SHARE      (1.20)        .69         (.55)       1.35

DIVIDENDS DECLARED PER
    COMMON SHARE                 .30         .30          .60         .60

ANALYSIS OF NET INTEREST EARNINGS

The following is a presentation of an analysis of the net interest earnings of the company for the six months ended June 30, 1999 and 1998, respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:

                                      Six Months Ended June 30, 2000
                                          (dollars in thousands)
                                                Interest
                                 Average         Earned        Average
        Assets                    Amount        or Paid      Yield or Rate
Interest Bearing Due
 From Banks                     $  2,512      $      75         5.97%

Taxable Securities                37,122          1,318         7.10%

Non-Taxable Securities            40,149          1,455         7.25%

Federal Funds Sold                 2,906             87         5.99%

Loans                            192,090          8,158         8.49%

Total Int-Earning Assets        $274,779      $  11,093         8.07%

       Liabilities
NOW's & Money Market Accts.     $ 47,747      $     407         1.71%

Savings Deposits                  42,311            534         2.52%

Time Deposits                     98,448          2,540         5.16%

Total Int-Bearing Deposits      $188,506      $   3,481         3.69%


Repurchase Agreements           $ 11,183      $     295         5.28%

Federal Funds Purchased              284              7         4.93%

Federal Home Loan Bank
  Borrowings                      27,473            801         5.83%

Total Int-Bearing Liabilities   $227,446      $   4,584         4.03%

Net Interest Income FTE                       $   6,509         4.74%

Less Tax-Equivalent Adjustment                $     562

Net Interest Income                           $   5,947

PART I, Continued

ANALYSIS OF NET INTEREST-EARNINGS, Continued

                                      Six Months Ended June 30, 1999
                                          (dollars in thousands)
                                                Interest
                                 Average         Earned        Average
        Assets                    Amount        or Paid      Yield or Rate
Interest Bearing Due
 From Banks                     $    175        $     6         6.86%

Taxable Securities                46,358          1,574         6.79%

Non-Taxable Securities            36,912          1,329         7.20%

Federal Funds Sold                   880             23         5.23%

Loans                            190,512          8,064         8.47%

Total Int-Earning Assets        $274,837        $10,996         8.01%

       Liabilities
NOW's & Money Market Accts.     $ 47,190        $   408         1.73%

Savings Deposits                  43,774            549         2.51%

Time Deposits                    101,583          2,497         4.92%

Total Int-Bearing Deposits      $192,547        $ 3,454         3.59%

Repurchase Agreements           $ 27,910        $   815         5.84%

Federal Funds Purchased            1,780             54         6.07%

Federal Home Loan Bank
  Borrowings                       5,000            153         6.12%

Total Int-Bearing Liabilities   $227,237        $ 4,476         3.94%

Net Interest Income FTE                         $ 6,520         4.75%

Less Tax-Equivalent Adjustment                  $   510

Net Interest Income                             $ 6,010

PART I, Continued

BATH NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)

                                                          June 30,
                                                      2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/Loss                                    (727,400)    1,786,100
ADJUSTMENT TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation                                    266,400       270,800
    Provision for loan losses                     3,374,400       235,000
    FASB 115 effect & Deferred tax                 (114,700)        1,100
    Loan origination costs deferred                  60,700        11,600
    Bond premium amortized and (discount accrued)    56,800        76,400
   (Increase) or Decrease in interest receivable      7,900           500
    Increase or (Decrease) in other liabilities  (1,973,400)   (1,906,200)
   (Increase) or Decrease in other assets          (214,000)      137,200
    Adjustment to Loan Reserve                       52,500           -0-
    Net cash provided by operating activities   $   789,200    $  612,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturing securities                 4,991,500     4,934,700
Proceeds from sales of securities                       -0-       395,000
Purchases of securities                            (620,000)     (145,000)
(Increase) or decrease in federal funds sold     (3,270,000)   (2,350,000)
Increase or (decrease) in federal funds purchased      -0-     (2,150,000)
Increase of (decrease) in repurch. agreements       249,600      (807,200)
Net (increase) or decrease in interest bearing
    deposits in other banks                       5,099,000       297,200
Principal collected on loans                     22,074,500    34,170,400
Loans made to customers                         (27,227,500)  (41,219,300)
Capital expenditures                               (179,400)      (55,300)
Net cash used or provided in investing
           activities                             1,117,700    (6,929,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase or (decrease) in demand deposits
           NOW, MMDA and savings accounts         2,584,100       651,300
Proceeds from sale of
           certificates of deposit               23,882,400    22,595,400
Payments for maturing
           certificates of deposit              (20,936,000)  (18,957,700)
Dividends paid                                     (797,800)     (798,000)
Borrowings from FHLB                             (5,000,000)          -0-
Net cash provided by financing activities          (267,300)    3,491,000

NET INCREASE IN CASH AND CASH EQUIVALENTS         1,639,600    (2,826,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR   10,281,500    12,009,200
CASH AND CASH EQUIVALENTS AT END OF SIX MONTHS  $11,921,100  $  9,183,200

BATH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999 AND 2000.  (Unaudited)
---------------------------------------------------------------------------
1. GENERAL
   The accounting and reporting policies followed by Bath National Corporation, a bank holding company, and its subsidiaries, Bath National Bank and BNC Financial Services in the preparation of the accompanying interim financial statements conform with generally accepted accounting principles and with general practice within the banking industry.

   The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

   The results of operations for the six month period ended 6/30/00 are not necessarily inductive of the results to be expected for the full year.

2. INVESTMENT SECURITIES
   All investment securities are classified as available-for-sale and are stated at fair market value. The carrying value, fair market value, and unrealized gain/loss for those securities are as follows:

                                Fair              Gross
                   Book        Market          Unrealized
                   Value       Value          Gain     Loss        Net

U.S. Treasury
  and other US
  agencies     $ 4,837,000 $ 4,619,400   $     800  $ 218,400   $(217,600)

Corporate Bonds    195,000     184,300           -     10,700     (10,700)

Municipal
  Obligations   38,723,100  38,605,200     199,800    317,700    (117,900)

Trust Preferreds 3,067,600   2,617,200           -    450,400    (450,400)

Mortgaged
  Backed Sec.   24,818,500  24,242,400     133,300    709,400    (576,100)

Equity Secur.    2,646,600   2,646,600            -          -           -
TOTAL          $74,287,800 $72,915,100   $ 333,900 $1,706,600 $(1,372,700)

PART I, Continued

BATH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
JUNE 30, 1999 AND 2000.  (Unaudited)

3. ALLOWANCE FOR LOAN LOSSES
   The provision for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio and, on an annual basis, generally exceeds the amount of net losses charged against the allowance.
                 Balance - January 1, 2000                 $1,747,500
                 Charge offs:
                   Installments                 121,500
                   Commercial                 3,242,000
                   Credit Cards                  32,200
                   Real Estate                    6,000
                                                            3,401,700
           Recoveries:
                   Installments                  53,700
                   Commercial                    17,900
                   Credit Cards                   8,200
                                                               79,800

           Provision Loan Loss                              3,374,400
           Balance - June 30, 2000                         $1,800,000


4. INCOME TAXES
   Provision for deferred income taxes are made as a result of timing differences between financial and taxable income. These differences relate principally to depreciation of bank premises and equipment, market value adjustments on investment securities held as available-for-sale, and provisions for loan losses.

PA                       RT II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
                                  None

ITEM 2.  Changes in Securities

No                                  ne

ITEM 3.  Defaults Upon Senior Securities

No                                  ne

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of the shareholders of Bath National
         Corporation was held April 26, 2000. The following directors were elected:

NAME                  TERM     VOTES FOR    VOTES AGAINST     ABSTAIN

Edward C. Galpin     3 years   1,076,324         -0-            -0-

Lisle E. Hopkins     3 years   1,076,324         -0-            -0-

Lawrence C. Howell   3 years   1,070,276        6,048           -0-

Freeman H. Smith,III 3 years   1,070,224          100           -0-



Appointment of Urbach,
 Kahn & Werlin as
 Certified Public
 Accountants                   1,076,324



ITEM 5.  Other Information

         There were no reports filed on Form 8-K


ITEM 6.  Exhibits and Reports on Form 8-K

                     N/A














                               PART III. MANAGEMENTS DISCUSSION AND ANALYSIS


Discussions and Analysis of Financial Condition and Result of Operations
                                            (Interim)  (Unaudited)

     Bath National Corporation has two subsidiaries; Bath National Bank and BNC Financial Services, a financial service subsidiary. Bath National Bank has one subsidiary, Bath United Home, Inc., a REIT Corporation.

Liquidity and Capital Resources:

     Management has not identified any trends, demands, commitments, events or uncertainties likely to result in any significant deficiencies or increases in liquidity.

     Liquidity is an important factor in the financial condition of Bath National Corporation and affects it's ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded primarily by customer deposits and advances from the Federal Home Loan Bank (FHLB). As of June 30, 2000 FHLB advances total $25.0 million. Based on the Bank's collateral position no further advances are permitted from FHLB.

     The investment portfolio is one of Bath National's primary sources of liquidity. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. High quality securities are readily marketable and provide a level of liquidity. Maturities in the loan portfolio also provide a steady flow of funds. At June 30, 2000 loans with an aggregate balance of $36.1 million and securities of $10.2 million were due to mature in one year or less. Additional funds flow from payments on instalment and revolving credit loans and from a historically high level of net operating earnings. Bath National's liquidity also continues to be enhanced by a relatively stable deposit base. On June 30, 2000, the loan to deposit ratio was 85% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 95%.

     The bank has established lines of credit with the Manufacturer s and Traders Bank in the amount of $4.0 million and Key Bank for $5.0 million, at the overnight federal funds rate. The bank had an average net daily federal funds sold of $2.6 million during 2000.

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

     The Federal Reserve Board and Office of the Comptroller of the Currency have guidelines as to the minimum risk based capital requirements of community banks. This minimum is presently 8%. Bath National
Corporation had primary capital at June 30, 2000 and June 30, 1999 as follows:

          Components of Capital               6-30-00         6-30-99

          Equity Capital                    $28,388,600     $30,661,000
          Less:   Goodwill                      233,000         257,200
          Tier 1 Capital                     28,155,600      30,403,800
          Tier 2 Capital                      1,800,000       1,708,500
          Total Primary Capital             $29,955,600     $32,112,300


The company's capital to asset ratios as of June 30, 1999 and 2000 are as follows:

                TIER I LEVERAGE RATIO        RISK BASED

                Required                 Required
                Minimum       Actual     Minimum      Actual
June 30, 1999    4.00%        10.31%      8.00%       18.08%
June 30, 2000    4.00%         9.57%      8.00%       16.10%

PART III, Continued

Other Operating Income

     Service fee income increased by $40,700 for the three months ended June 30, 2000 as compared to June 30, 1999. Fee increases implemented during the second quarter on most deposit products account for the increase.

Provision for Loan Losses

     The company's management recognizes the fact that there are risks of loss involved in any lending function. Identifying the extent of the risk for each loan category, and the probability that losses will be sustained based on delinquency experience, is part of the overall plan for establishing an Allowance for Loan Losses.

     During the second quarter of 2000, significant loan charge-offs occurred in the amount of $3,050,000. The bulk of the amount charged off pertains to one loan in the amount of $2,750,000. Although written off, a plan for collection between the borrower and the Bank is in place and management is optimistic that some recoveries on this loan will be realized.

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

     On June 30, 2000, total non-accruing assets were $2,868,600.
Collateral supporting the loans totals $3,755,700.

PART III, Continued

NON PERFORMING LOANS

     Non-performing loans are summarized as follows:

        Other Real Estate                             $   40,000
        Non-accrual loans                             $2,868,600
        Past due 90 days or more and still accruing   $  706,700
        Total                                         $3,615,300

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