Form 10-Q
period 2000-09-30
BATH NATIONAL CORP
filed 2000-10-12
CIK 709335

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ending September 30, 2000

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

       Yes   X       No ______

The number of shares outstanding of the issuer's Common Stock, $5 par value was 1,365,801 shares as of September 30, 2000, of which 61,944 are classified as Treasury Stock.

                               TABLE OF CONTENTS
                                                       Page Number

PART I.    FINANCIAL INFORMATION                        1 -  7

PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings                        8

           ITEM 2.  Changes in Securities                    8

           ITEM 3.  Defaults upon Senior Securities          8

           ITEM 4.  Submission of Matters to a vote          8
                    of Security Holders

           ITEM 5.  Other Information                        8

           ITEM 6.  Exhibits and Reports Form 8-K            8

PART III.  MANAGEMENT'S DISCUSSION AND ANALYSIS         9 - 11

PART I.  FINANCIAL INFORMATION
BATH NATIONAL CORPORATION
CONDENSED CONSOLIDATION STATEMENTS OF CONDITION
AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                             September 30,    December 31,
                                                 2000             1999
ASSETS
Cash and due from banks                    $ 11,520,200      10,281,500
Interest Bearing Deposits
    other banks                                     -0-       5,099,000
Securities <F1>                              74,063,900      77,433,800
Federal Funds Sold                                  -0-       4,075,000
Loans (Gross)                               193,160,000     190,119,300
  LESS: Allowance for loan losses             1,800,700       1,747,500
Premises and equipment-Net                    4,807,500       5,006,100
Interest Receivable                           2,377,200       2,011,000
Other Assets                                  3,215,200       3,017,000
TOTAL ASSETS                               $287,343,300    $295,295,200

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Demand                                  $ 36,668,700    $ 33,969,000
   Savings                                   41,639,500      41,923,200
   NOW Accounts                              34,116,500      36,712,200
   Money Market deposit accounts             10,303,600      10,672,000
   Time deposits (in denominations of
      100,000 or more)                       12,776,600      20,219,200
   Other time accounts                       80,637,400      75,576,600
   TOTAL DEPOSITS                          $216,142,300    $219,072,200

   Federal Funds Purchased                      275,000             -0-
   Borrowings Federal Home Loan Bank         25,000,000      30,000,000
   Repurchase Agreements                     15,649,200      12,572,900
   Other liabilities                          2,534,000       4,503,000
   TOTAL LIABILITIES                       $259,600,500    $266,148,100

STOCK HOLDERS' EQUITY:
Preferred Stock:
     $10 par value; 300,000 shares
     authorized,                                       -              -
Common Stock:
     $5 par value; 1,500,000 shares
      authorized; issued and outstanding:
      9/00 - 1,365,801; 12/99 - 1,365,801     6,829,000       6,829,000
Surplus                                       1,494,700       1,494,700
Undivided profits                            22,408,900      23,080,500
Unrealized gain/(loss) - Investments           (444,900)       (766,000)
Treasury Stock <F2>                          (2,544,900)     (1,491,100)
TOTAL STOCKHOLDER'S EQUITY                 $ 27,742,800    $ 29,147,100
TOTAL EQUITY AND LIABILITIES               $287,343,300    $295,295,200
[FN]
<F1> 12/99 balance includes equity securities reclassed from other assets.

<F2> 61,944 shares recorded at cost as of 9/00, 37,953 shares as of 12/99

See notes to condensed unaudited consolidated financial statements.

BATH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

                               Three Months Ended      Nine Months Ended
                                  September 30,          September 30,
                                 2000       1999        2000        1999
INTEREST INCOME:
  Interest and fees on loans  $4,258,400 $4,156,100 $12,353,700 $12,165,500
  Int. on federal funds sold      55,800     47,200     142,800      70,200
  Int. on investment securit:
  US Treasury & Govern. Agency    93,700    154,300     270,600   1,173,700
  Municipal Obligations          461,700    477,800   1,418,300   1,351,400
  Taxable Municipal                6,300      6,300      18,900      18,900
  Mortgaged Backed Securities    444,700    402,300   1,334,800     897,900
  Interest Bearing due from          -0-      1,900      74,700       7,800
  Trust Preferred                 61,600     44,400     184,200      44,400
  Other                           55,300     20,300     170,600      66,600
  Total Investment Income      1,123,300  1,154,500   3,472,100   3,630,900
  Total Interest Income        5,437,500  5,310,600  15,968,600  15,796,400

INTEREST EXPENSE:
  Interest Deposits            1,813,600  1,720,800   5,294,100   5,174,700
  Int. on short term borrow.     360,700    287,900   1,169,100     495,300
  Interest on repurchase agree   179,000    144,400     474,300     959,200
  Total Interest Expense       2,353,300  2,153,100   6,937,500   6,629,200

NET INTEREST INCOME            3,084,200  3,157,500   9,031,100   9,167,200

  Prov. loan loss (recovery)      84,900    210,000   3,459,300     445,000

  Net Int. Income After
    Provision for Loan Losses  2,999,300  2,947,500   5,571,800   8,722,200

OTHER OPERATING INCOME:
  Service charges                296,600    247,600     845,600     723,000
  Trust department fees           16,500     22,000      35,600      41,500
  Other                          289,700    263,500     763,200     660,300
  Total other operating income   602,800    533,100   1,644,400   1,424,800

OTHER OPERATING EXPENSES:
  Salaries & emp benefits      1,268,600  1,198,700   3,787,800   3,570,100
  Net occupancy expense of
    premises                     205,100    238,000     645,900     684,700
  Depreciation                   129,900    134,900     396,300     405,700
  Other                          598,400    510,800   1,795,700   1,607,500
  Total other oper. expenses   2,202,000  2,082,400   6,625,700   6,268,000

INCOME BEFORE INCOME TAXES     1,400,100  1,398,200     590,500   3,879,000

INCOME TAXES (benefit)           155,700    377,300      73,500   1,072,000
NET INCOME                    $1,244,400 $1,020,900  $  517,000  $2,807,000

EARNINGS PER COMMON SHARE            .94        .76         .39        2.11

DIVIDENDS DECLARED PER               .30        .30         .90         .90
 COMMON SHARE

ANALYSIS OF NET INTEREST EARNING

The following is a presentation of an analysis of the net interest earnings of the company for the nine months ended September 30, 2000 and 1999, respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:

                                  Nine Months Ended September 30, 2000
                                          (dollars in thousands)
                                               Interest
                                 Average        Earned        Average
        Assets                    Amount       or Paid      Yield or Rate
Interest Bearing Due
 From Banks                     $  1,668       $    75          5.98%

Taxable Securities                39,964         1,980          7.12%

Non-Taxable Securities            39,537         2,155          7.25%

Federal Funds Sold                 3,066           143          6.20%

Loans                            192,109        12,488          8.65%

Total Int-Earning Assets        $273,344       $16,841          8.19%

       Liabilities
NOW's & Money Market Accts.       47,180           621          1.75%

Savings Deposits                  42,448           809          2.53%

Time Deposits                     97,455         3,864          5.27%

Total Int-Bearing Deposits      $187,083       $ 5,294          3.76%

Repurchase Agreements             11,545           474          5.46%

Federal Funds Purchase               215             9          5.57%

Federal Home Loan Bank
 Borrowings                       26,642         1,160          5.80%

Total Int-Bearing Liabilities   $225,485       $ 6,937          4.10%


Net Interest Income FTE                        $ 9,904          4.82%

Less Tax-Equivalent Adjustment                 $   873

Net Interest Income                            $ 9,031

PART I, Continued

ANALYSIS OF NET INTEREST-BEARINGS, Continued

                                  Nine Months Ended September 30, 1999
                                          (dollars in thousands)
                                               Interest
                                 Average        Earned        Average
        Assets                    Amount       or Paid      Yield or Rate
Interest Bearing Due
 From Banks                     $    150       $     8          7.09%

Taxable Securities                43,846         2,202          6.68%

Non-Taxable Securities            37,884         2,053          7.21%

Federal Funds Sold                 1,847            70          5.04%

Loans                            192,242        12,250          8.48%

Total Int-Earning Assets        $275,969       $16,583          7.99%

       Liabilities
NOW's & Money Market Accts.     $ 46,608       $   607          1.73%

Savings Deposits                  44,180           840          2.53%

Time Deposits                    101,651         3,728          4.88%

Total Int-Bearing Deposits      $192,439       $ 5,175          3.58%

Repurchase Agreements             22,583           959          5.65%

Federal Funds Purchased            1,196            55          6.11%

Federal Home Loan Bank
 Borrowings                       10,201           440          5.74%

Total Int-Bearing Liabilities   $226,419       $ 6,629          3.89%


Net Interest Income FTE                        $ 9,954          4.80%

Less Tax-Equivalent Adjustment                 $  (787)

Net Interest Income                            $ 9,167

PART I, Continued

BATH NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Unaudited)

                                                         September 30,
                                                      2000          1999
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                       $  517,000   $  2,807,000
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation                                     396,300        405,700
   Provision for loan losses                      3,459,300        445,000
   FAS-115 effect                                  (114,900)         2,700
   Loan origination costs deferred                   79,400         13,600
   Bond premium amortized and (discount accrued)     82,800        107,500
   (Increase) or Decrease in interest receivable   (366,200)       226,500
   Increase or (Decrease) in other liabilities   (2,067,700)    (1,622,600)
   (Increase) or Decrease in other assets          (198,200)      (189,300)
   Adjustment to loan reserve                        53,200              0
   Net cash provided by operating activities      1,841,000      2,196,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturing securities                 5,942,500      4,482,100
Proceeds from sales of investment securities              0     23,250,000
Purchases of investment securities               (2,120,000)   (21,070,800)
(Increase) or decrease in federal funds sold      4,075,000              0
Increase or (decrease) in federal funds purchased   275,000     (1,750,000)
Increase or (decrease) in repurchase agreements   3,076,300    (16,208,400)
Net decrease in interest bearing
      deposits in other banks                     5,099,000        297,300
Principal collected on loans                     32,423,900     46,597,900
Loans made to customers                         (39,003,300)   (55,750,600)
Capital expenditures                               (197,700)       (58,400)
Net cash used or provided in investing
        activities                                9,570,700    (20,210,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) or increase in demand
    deposits, NOW, MMDA & savings accounts         (548,100)      (699,300)
Proceeds from sale of
        certificates of deposit                  30,361,700     33,681,400
Payments for maturing
        certificates of deposit                 (32,743,500)   (34,293,400)
Dividends paid                                   (1,189,300)    (1,196,500)
Purchase of Treasury Stock                       (1,053,800)             0
Borrowings from FHLB                             (5,000,000)    20,000,000
Net cash provided by financing activities       (10,173,000)    17,492,200

NET INCREASE IN CASH AND CASH EQUIVALENTS         1,238,700       (522,600)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR   10,281,500     12,009,200

CASH AND CASH EQUIVALENTS AT END OF NINE MONTHS $11,520,200   $ 11,486,600

BATH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999.    (Unaudited)

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

   The results of operations for the nine month period ended 9-30-00 are not necessarily inductive of the results to be expected for the full year.

2. INVESTMENT SECURITIES

   Investment securities classified as available-for-sale are stated at fair market value. The carrying value, fair market value and unrealized gain/(loss) for those securities are as follows:

                                     Fair
                         Book       Market     Unreal.    Unreal.
                         Value       Value      Gain       Loss       Net
U.S. Treasury &
  Agencies             5,839,600   5,685,000    2,200   (156,800) (154,600)

Corporates               195,000     188,400      -       (6,600)   (6,600)

Municipals            38,625,800  38,805,100  333,500   (154,200)  179,300

Mortgage Back         24,436,300  24,002,100   33,100   (467,300) (434,200)
  Securities

Trust Preferred        3,067,500   2,736,700      -     (330,800) (330,800)

Equity Securities      2,646,600   2,646,600      -         -          -

Total                 74,810,800  74,063,900  368,800 (1,115,700) (746,900)

PART I, Continued

BATH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
SEPTEMBER 30, 2000 AND 1999. (Unaudited)

3. ALLOWANCE FOR LOAN LOSSES
   The provision for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio and, on an annual basis, generally exceeds the amount of net loan losses charged against the allowance.


               Balance - January 1, 2000                    1,747,500
               Charge offs:
                 Installments                185,900
                 Commercial                3,279,600
                 Credit Cards                 37,900
                 Real Estate                   6,000
                                                            3,509,400

               Recoveries
                 Installments                 73,600
                 Commercial                   18,300
                 Credit Cards                 11,400
                                                              103,300

               Provision Loan Loss                          3,459,300
               Balance - September 30, 2000                $1,800,700



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

         There were no reports filed on Form 8-K

ITEM 6.  Exhibits and Reports on Form 8-K

                        N/A

PART III.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Discussions and Analysis of Financial Condition and Result of Operations
                                            (Interim)  (Unaudited)
     Bath National Corporation has two subsidiaries Bath National Bank and BNC Financial Services, a financial service subsidiary. Bath National Bank has one subsidiary, Bath United Home, Inc., a REIT Corporation.

Liquidity and Capital Resources:

     Management has not identified any trends, demands, commitments, events or uncertainties likely to result in any significant deficiencies or increases in liquidity.

     Liquidity is an important factor in the financial condition of Bath National Corporation and affects its ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits and advances from the Federal Home Loan Bank (FHLB). As of September 30, 2000, FHLB advances total $25.0 million. Based on the Bank's collateral position no further advances are permitted from this financial institution.

     The investment portfolio is one of Bath National s primary sources of liquidity. Maturities of securities and principal payments on mortgage backed securities provide a constant flow of funds which are available for cash needs. High quality securities are readily marketable and provide a steady flow of funds. At September 30, 2000 loans with an aggregate balance of $32.1 million and securities of $12.2 million were due to mature in one year or less. Additional funds flow from payments on installment and revolving credit loans. Bath National Bank's liquidity also continues to be enhanced by a relatively stable deposit base. On September 30, 2000, the loan to deposit ratio was 89% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 95%.

     In addition to the sources of liquidity referred to above, Bath National Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency. The Bank has established lines of credit available with Manufacturer s & Traders Bank and Key Bank in the amount of $4.0 million and $5.0 million respectively. The funds are priced at the overnight federal funds rate. The Bank had an average net daily federal funds sold of $2.85 million during 2000.

     The adequacy of the Bank's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Bank's resources. An adequate capital base is important for continued growth, expansion and added protection against unexpected losses.

     The Federal Reserve Board and Office of the Comptroller of the Currency have guidelines as to the minimum risk based capital requirement of community banks. This minimum is presently 8.00%. Bath National Corporation has primary capital at September 30, 2000 and September 30, 1999 as follows:

                Components of Capital             9-30-00          9-30-99

           Equity Capital                      $28,187,700     $31,285,000
           Less Goodwill                          (226,900)       (251,200)
           Tier 1 Capital                       27,960,800      31,033,800
           Tier 2 Capital                        1,800,700       1,859,900
           Total Capital                       $29,761,500     $32,893,700

The company's capital to asset ratios for the third quarter of 2000 and 1999 are as follows:

                  TIER I LEVERAGE RATIO           RISK BASED

                  Required                    Required
                   Minimum      Actual         Minimum     Actual
September 30, 1999   4.00%       10.52%          8.00%      18.29%
September 30, 2000   4.00%        9.73%          8.00%      16.03%

Net Interest Income

     Net interest income declined by $73,000 for the third quarter or 2% from the corresponding quarter of 1999. Although interest income increased by $126,900, interest expense increased by $200,200 for the third quarter. Increased interest rates on certificates of deposit account for the increase in costs.

Provision for Loan Losses

     The company's management recognizes the fact that there are risks of loss involved in any lending function. Identifying the extent of the risk for each loan category, and the probability that losses will be sustained based on delinquency experience, is part of the overall plan for establishing an Allowance for Loan Losses.

     Net charged off loans declined from $210,000 for the third quarter of 1999 to $84,900 for the third quarter of 2000. No increases in the provision are anticipated for the fourth quarter of 2000.

PART III, Continued

Non-Performing Assets

     The Bank's policy is to discontinue the accrual of interest on loans (other than installment loans) for which principal and interest is past due 120 days or more and which are not fully collateralized. Such loans are classified as non-accrual by BNB. This classification does not, however, necessarily indicate that the principal of the loan is uncollectible, but does warrant a review of the collectability. When a loan is placed on a non-accrual basis, any unpaid interest accrued is reversed against current income.
     On September 30, 2000, total non-accruing assets were $2,922,200. Collateral supporting the loans totals $3,804,600.


Non-Performing Loans

     Non-performing loans are summarized as follows:

        Other Real Estate                             $   40,000
        Non-accrual loans                             $2,922,200
        Past due 90 days or more and still accruing   $  240,000
        Total                                         $3,202,200

Other Operating Income

     Other operating income increased by 13% over the third quarter of 1999. Service fee income increased by 19% due to an increase in service fees charged.

Other Operating Expense

     Consulting fees related to a review of the Bank's service fee structure account for $43,000 of the Bank's total increase in other operating expenses for the corresponding quarter of 1999 and 2000. The consulting fees are being amortized during the year 2000 and will be fully expensed by the end of 2000.

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