Form 10-K
period 2000-12-31
BATH NATIONAL CORP
filed 2001-04-02
CIK 709335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          |X| Annual Report Pursuant to Section 13 or Section 15(d) of
                      the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                                       OR

          |_| Transition Report Pursuant To Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                         Commission File Number 0-20142

                            BATH NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                New York                                   16-1185097
        ------------------------                      ------------------
        (State of Incorporation)                       (I.R.S. Employer
                                                      Identification No.)

           44 Liberty Street
            Bath, New York                                   14810
            --------------                                   -----
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

                       Common Stock Par Value $5 per Share
                       -----------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes|X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

      The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant as of March 15, 2001 was $62,580,300.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 15, 2001.

      1,303,757 shares, common stock, $5.00 par value.

                                TABLE OF CONTENTS

            PART I

ITEM    1.  Business                                                       1-24
ITEM    2.  Properties                                                       24

ITEM    3.  Legal Proceedings                                                24

ITEM    4.  Submission of Matters to a
            Vote of Security Holders                                         25

            PART II

ITEM    5.  Market for the Registrant's Common Equity
            and Related Stockholder Matters                               25-26

ITEM    6.  Selected Financial Data                                       26-27

ITEM    7.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                    28-31

ITEM    7A. Quantitative and Qualitative Disclosures about                   31
            Market Risk

ITEM    8.  Financial Statements and
            Supplementary Data                                               31

ITEM    9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                           31

            PART III

ITEM   10.  Directors and Executive Officers
            of the Registrant                                              32-34

ITEM   11.  Executive Compensation                                         34-35

ITEM   12.  Security Ownership of Certain Beneficial
            Owners and Management                                            36

ITEM   13.  Certain Relationships and Related
            Transactions                                                     36

            PART IV

ITEM   14.  Exhibits, Financial Statement
            Schedules and Reports on Form 8-K                             37-72

PART I

ITEM 1. Business

      Bath National Corporation (BNC or the "Company") is a one bank holding company which was incorporated in 1982 and is registered under the Bank Holding Company Act of 1956. Its principal subsidiary is Bath National Bank (BNB or "the Bank") (described below). Another wholly owned subsidiary, BNC Financial Services, was incorporated during 1997 to sell annuities, life insurance, mutual funds and other non-deposit investment products.

      The Company functions primarily as the holder of stock of BNB and BNC Financial Services, Inc. and assists in the management of the subsidiaries as appropriate. The Company is a legal entity separate and distinct from BNB. The right of the Company to participate in any distribution of the assets or earnings of BNB is subject to the claims of creditors of BNB, except to the extent that claims, if any, of the Company itself as a creditor may be recognized. BNC derives all of its income from dividends paid to it by the Bank.

      BNB has approximately 148 employees. BNB is a full service commercial bank with trust powers, and one subsidiary, Bath United Home, Inc. (BUH). BUH is a Real Estate Investment Trust (REIT) and holds real estate mortgages originated by the Bank. The REIT was activated on October 1, 1999. Since the Bank owns 100% of the common stock of the REIT and a majority of the preferred stock, any potential voting will be controlled by the Bank.

      On November 2, 2000, the Company signed a definitive agreement to be acquired by Financial Institutions, Inc. (FII), a four bank holding company headquartered in Warsaw, New York. FII agreed to pay $48.00 per share in cash for each of the outstanding shares of the Company's common stock. It is anticipated the Bank will be a separate operating subsidiary of FII. The merger was approved by the Company's stockholders on January 31, 2001, but is subject to approval by various regulatory authorities. The acquisition is expected to be completed in the second quarter of 2001.

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

Consolidated Average Balances

The following is a presentation of average assets, liabilities and equity of the Company for the years ended December 31, 2000, 1999 and 1998 with respect to each major category of assets, liabilities and equity.

                                 AVERAGE ASSETS
                             (dollars in thousands)

                            Year Ended         Year Ended         Year Ended

                        December 31, 2000   December 31, 1999  December 31, 1998

Interest Bearing
  Deposits with Banks        $  1,200            $  1,400           $    900
Taxable Investment
    Securities                 35,400              42,700             50,000
Non-Taxable Investment
    Securities                 39,200              38,600             37,300
Federal Funds Sold              3,600               1,700              6,400
Net Loans                     190,400             191,900            169,200
                             --------            --------           --------

Total Earning Assets          269,800             276,300            263,800

Other Assets                   21,800              20,500             19,300
                             --------            --------           --------

Total Assets                 $291,600            $296,800           $283,100
                             ========            ========           ========

                         AVERAGE LIABILITIES AND EQUITY
                             (dollars in thousands)

Non-Interest Bearing
    Deposits                 $ 36,600            $ 35,700           $ 32,800
Interest Bearing
      Deposits
         Savings               42,200              44,200             42,500
         NOW Accounts          35,400              35,300             35,200
         Money Market          11,600              11,500             10,700
         Time Deposits         96,900             100,500            100,500
Federal Home Loan
  Bank Borrowings              26,200              15,200              2,600
Securities Sold Under
  Agree. to Repurchase         12,400              20,100             24,600
Other Liabilities               1,800               2,100              2,400
Federal Funds
       Purchased                  200               1,100                100
                             --------            --------           --------

Total Liabilities             263,300             265,700            251,400
                             --------            --------           --------

Common Stock                    6,800               6,800              6,800
Additional
   Paid in Capital              1,500               1,500              1,500
Retained Earnings
   (net of Treasury
    stock)                     20,000              22,800             23,400
                             --------            --------           --------

Total Equity                   28,300              31,100             31,700
                             --------            --------           --------

Total Liabilities
   and Equity                $291,600            $296,800           $283,100
                             ========            ========           ========

Analysis of Net Interest Earnings

The following is a presentation of an analysis of the net interest earnings of the Company for years ended December 31, 2000, 1999 and 1998, respectively, with respect to each major category of interest-earning assets and interest-bearing liabilities:

                                                  Year Ended December 31, 2000
                                                     (dollars in thousands)
                                                     ----------------------
                                                           Interest
                                             Average        Earned          Average
         Assets                              Amount         or Paid      Yield or Rate
                                            --------       ---------     -------------
Interest-Earning
 Deposits with Banks                        $  1,200        $     75           6.25%
Taxable Investment Securities                 35,400           2,503           7.07%
Non-Taxable Investment
  Securities (1)                              39,200           2,847           7.26%
Federal Funds Sold                             3,600             227           6.31%
Net Loans (2) (3)                            190,400          16,747           8.80%
                                            --------        --------       --------

     Total Earning Assets                   $269,800        $ 22,399           8.30%
                                            ========        ========       ========

         Liabilities

Savings Deposits                            $ 42,200        $  1,073           2.54%
Now Deposits                                  35,400             516           1.46%
Money Market Deposits                         11,600             319           2.75%
Time Deposits                                 96,900           5,275           5.44%
Federal Home Loan Bank
  Borrowings                                  26,200           1,544           5.89%
Repurchase Agreements                         12,400             701           5.65%
Federal Funds Purchased                          200              10           5.00%
                                            --------        --------       --------

Total Interest-Bearing
     Liabilities                            $224,900        $  9,438           4.20%
                                            ========        ========       ========

Interest Income/Earning Assets                                                 8.30%

Interest Expense/Earning Assets                                                3.50%
                                                                           --------

Net Yield                                                                      4.80%
                                                                           ========

(1) Non-Taxable interest is stated on a tax-equivalent basis, using a marginal tax rate of 34%.

(2)   Net Loans includes non-accrual loans of $2,975.

(3)   Includes Loan Fees Totaling $235.

Analysis of Net Interest Earnings, Continued

                                                  Year Ended December 31, 1999
                                                      (dollars in thousands)
                                                      ----------------------
                                                           Interest
                                             Average         Earned       Average
         Assets                              Amount         or Paid    Yield or Rate
                                            --------        --------   -------------
Interest-Earning
 Deposits with Banks                        $  1,400              82       5.86%
Taxable Investment Securities                 42,700           2,921       6.84%
Non-Taxable Investment
 Securities (1)                               38,600           2,797       7.25%
Federal Funds Sold                             1,700              85       5.00%
Net Loans (2) (3)                            191,900          16,431       8.56%
                                            --------        --------       ----

     Total Earning Assets                   $276,300        $ 22,316       8.08%
                                            ========        ========       ====

        Liabilities

Savings Deposits                            $ 44,200           1,118       2.53%
Now Deposits                                  35,300             529       1.50%
Money Market Deposits                         11,500             290       2.52%
Time Deposits                                100,500           4,913       4.89%
Federal Home Loan Bank
 Borrowings                                   15,200             842       5.54%
Repurchase Agreements                         20,100           1,114       5.54%
Federal Funds Purchased                        1,100              57       5.18%
                                            --------        --------       ----

Total Interest-Bearing
     Liabilities                            $227,900        $  8,863       3.89%
                                            ========        ========       ====

Interest Income/Earning Assets                                             8.08%

Interest Expense/Earning Assets                                            3.21%
                                                                           ----

Net Yield                                                                  4.87%
                                                                           ====

(1) Non-Taxable interest is stated on a tax-equivalent basis, using a marginal tax rate of 34%.

(2)   Net Loans includes non-accrual loans of $339.

(3)   Includes Loan Fees Totaling $118.

Analysis of Net Interest Earnings, Continued

                                                  Year Ended December 31, 1998
                                                      (dollars in thousands)
                                                      ----------------------
                                                           Interest
                                             Average         Earned         Average
         Assets                              Amount         or Paid      Yield or Rate
                                            --------        --------     -------------
Interest-Earning
 Deposits with Banks                        $    900        $     51         5.67%
Taxable Investment Securities                 50,000           3,469         6.94%
Non-Taxable Investment
 Securities (1)                               37,300           2,700         7.24%
Federal Funds Sold                             6,400             346         5.40%
Net Loans (1) (2) (3)                        169,200          15,058         8.90%
                                            --------        --------         ----

     Total Earning Assets                   $263,800        $ 21,624         8.20%
                                            ========        ========         ====

         Liabilities

Savings Deposits                            $ 42,500        $  1,163         2.73%
Now Deposits                                  35,200             605         1.71%
Money Market Deposits                         10,700             303         2.83%
Time Deposits                                100,500           5,430         5.40%
Federal Home Loan Bank
 Borrowings                                    2,600             155         5.96%
Repurchase Agreements                         24,600           1,522         6.19%
Federal Funds Purchased                          100               4         4.00%
                                            --------        --------         ----

Total Interest-Bearing
     Liabilities                            $216,200        $  9,182         4.25%
                                            ========        ========         ====

Interest Income/Earning Assets                                               8.20%

Interest Expense/Earning Assets                                              3.48%
                                                                             ----

Net Yield                                                                    4.72%
                                                                             ====

(1) Non-Taxable interest is stated on a tax-equivalent basis, using a marginal tax rate of 34%.

(2)   Net Loans includes non-accrual loans of $512.

(3)   Includes Loan Fees Totaling $100.

Rate/Volume Analysis of Net Interest Income

The effect on interest income, interest expense, and net interest income in the periods indicated, of changes in average balances (volume) and changes in rate from the corresponding prior period is shown in the tabulation on the following page. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balances. Changes resulting from rate variance from the prior period have been determined by applying the average volume in their earlier period to the change in average rate from the earlier to the later period. Changes in interest due to both rate and volume have been allocated to changes due to volume and changes due to rate based on the percentage relationship of such variances to each other. The final column entitled "Total Change" indicates the total change in the gross interest income or expense over the prior year.

                December 31, 2000 compared with December 31, 1999
                             (dollars in thousands)

                                  Changes in net interest income as a result of:

                                                                       Total
                                          Volume        Rate          Change
                                          ------        ----          ------
Interest earned on:
  Interest-earning
   deposits with banks                    $ (12)        $   5         $  (7)
  Taxable Investment
   Securities                              (500)           82          (418)
Non-Taxable
      Investment Securities                  44             6            50
  Federal Funds Sold                         95            47           142
  Net Loans                                (129)          445           316
                                          -----         -----         -----
Total Interest Income                      (502)          585            83
                                          -----         -----         -----

Interest paid on:
  Interest-bearing
      deposits                             (223)          555           332
  Borrowings                                192            50           242
                                          -----         -----         -----
Total Interest Expense                      (31)          605           575
                                          -----         -----         -----

Change in net interest
   income                                 $(471)        $ (20)        $(492)
                                          =====         =====         =====

                  December 31, 1999 compared with December 1998
                             (dollars in thousands)

                                  Changes in net interest income as a result of:

                                                                      Total
                                        Volume          Rate          Change
                                       -------        -------        -------
Interest earned on:
  Interest-earning
   deposits with banks                 $    28        $     3        $    31
  Taxable Investment
   Securities                             (507)           (41)          (548)
  Non-Taxable
      Investment Securities                  7             90             97
  Federal Funds Sold                      (254)            (7)          (261)
  Net Loans                              2,020           (647)         1,373
                                       -------        -------        -------

Total Interest Income                    1,294           (602)           692
                                       -------        -------        -------
Interest paid on:
  Interest-bearing
   deposits and borrowings                 103           (754)          (651)
                                       -------        -------        -------

Change in net interest
   income                              $ 1,191        $   152        $ 1,343
                                       =======        =======        =======

Investments

Investment securities comprised approximately 26% of the Bank's assets at December 31, 2000. The Bank invests primarily in obligations of the United States or its agencies; obligations guaranteed as to principal and interest by the United States or its agencies; and tax exempt municipal securities. The Bank's policy is to invest in highly rated bonds. The Bank also enters into Federal Funds transactions with its principal correspondent bank, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

The following tables present, at December 31, 2000, 1999, and 1998, the amortized cost and fair values of available for sale (AFS). The table also indicates the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years.

Available-for-Sale Investments:

Obligations of U.S.
   Treasury and other U.S.
   Agencies and Corporations:

                                            2000                                  1999
Investment                   Amortized     Fair             Avg.     Amortized    Fair              Avg.
  Category                      Cost       Value           Yield        Cost      Value            Yield
                                     (dollars in thousands)                (dollars in thousands)
  0 - 1 year                  $ 1,505     $ 1,510           6.22%     $ 2,754     $ 2,744           5.32%
  1 - 5 years                   1,002       1,006           6.26%         502         497           6.56%
  5 - 10 years                  2,720       2,686           6.45%       2,720       2,572           6.51%
  Over 10 years                   610         597           6.66%         500         451           6.41%

Obligations of States and
  Political Subdivisions:

  0 - 1 year                  $ 4,750     $ 4,760           6.49%     $ 2,401     $ 2,404           5.40%
  1 - 5 years                  16,604      16,817           6.67%       4,769       4,793           4.96%
  5 - 10 years                 12,281      12,654           7.08%      26,805      26,768           4.91%
  Over 10 years                 4,835       4,950           7.13%       6,650       6,482           5.23%

Other Securities:

  0 - 1 year                  $   101     $   101           6.38%          --          --             --%
  1 - 5 years                     446         451           6.92%       1,056       1,034           6.44%
  5 - 10 years                     --          --             --%       2,061       2,004           7.29%
  Over 10 years                26,134      25,669           7.24%      25,852      25,038           7.10%
                              -------     -------                     -------     -------

Total AFS Securities          $70,988     $71,201                     $76,070     $74,787
                              =======     =======                     =======     =======

Investments, Continued

                                                        1998
Investment                           Amortized          Market             Avg.
 Category                               Cost            Value             Yield
                                             (dollars in thousands)

Obligations of U.S.
  Treasury and other U.S.
  Agencies and Corporations:

  0 - 1 year                          $ 3,803          $ 3,827             7.02%
  1 - 5 years                           5,784            5,793             6.06%
  5 - 10 years                             --               --               --%
  Over 10 Years                            --               --               --%

Obligations of States and
   Political subdivisions

  0 - 1 year                          $ 1,685            1,694             4.92%
  1 - 5 years                          19,178           19,781             5.18%
  5 - 10 years                         15,147           15,911             5.17%
  Over 10 years                         1,285            1,372             5.92%

Other Securities

  0 - 1 year                              737              739             7.54%
  1 - 5 years                             374              397             6.88%
  5 - 10 years                          2,035            2,020             6.60%
  Over 10 years                        13,358           13,265             6.56%
                                      -------          -------             ----

Total Securities                      $63,386          $64,799
                                      =======          =======

Held-To-Maturity Investments:

Agency

  1 - 5 years                         $20,000          $20,269             7.67%

Yields are computed on a tax equivalent basis using a marginal tax rate of 34%.

As of December 31, 2000, a total of $62,617,000 of investments were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

Yield information does not consider changes in fair market value that are reflected in accumulated other comprehensive income (loss) which is included in stockholders' equity.

Loan Portfolio:

The Bank engages in a full complement of lending activities, including commercial, consumer/installment, real estate loans and accounts receivable financing. At December 31, 2000, loans secured by real estate comprised 48% of the total loan portfolio. At December 31, 2000 none of the real estate loans were being held for resale in the secondary market.

Loans Outstanding:

The following table presents various categories of loans contained in the Bank's loan portfolio on the dates indicated and the total amount of all categories on these dates:

                                               As of December 31,
                                            (dollars in thousands)
                                            ----------------------

Loan Type                    2000        1999         1998         1997         1996
                             ----        ----         ----         ----         ----
Commercial, Financial
  and Agricultural        $ 63,702     $ 67,709     $ 56,435     $ 45,466     $ 38,224

Real Estate Mortgage        91,360       82,806       89,404       83,872       84,131

Installment Loans
  to Individuals            28,049       31,859       36,922       31,805       33,244

All Other                    7,431        7,657        5,007        3,516        2,492
                          --------     --------     --------     --------     --------

  Sub-Total                190,542      190,031      187,768      164,659      158,091

Allowance for Loan
  Losses                     2,431        1,748        1,650        1,650        1,650
                          --------     --------     --------     --------     --------

  Loans - Net             $188,111     $188,283     $186,118     $163,009     $156,441
                          ========     ========     ========     ========     ========

Loans Outstanding, Continued

Maturity Distribution and Interest Sensitivity:

The following tabulation presents an analysis of maturities of Commercial, Financial, and Agricultural loans as of December 31, 2000, stated in thousands of dollars:

                                                Years to Maturity
                                                -----------------

                                    1 or less    1 - 5       Over 5       Total

      Commercial, Financial,
          and Agricultural           $33,792     $24,915     $ 4,995     $63,702
                                                                         =======

Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

The following is a presentation of an analysis of sensitivities of commercial, financial and agricultural loans to changes in interest rates as of December 31, 2000, stated in thousands of dollars:

Loans due after 1 year with predetermined               $17,731
     interest rates

Loans due after 1 year with floating
     interest rates                                     $12,179

Non-Performing Loans:

The following table presents, at the dates indicated, the aggregate amount of non-accrual, and loans past due 90 days or more accruing interest:

                             2000         1999         1998         1997         1996
                             ----         ----         ----         ----         ----
Loans accounted
 for on non-
 accrual basis         $2,975,000     $399,000     $512,000     $661,000     $820,000

Number of loans                23           10           13            9           13

Accruing Loans
 Past due 90 Days
 or more as to
 principal or
 interest payments        756,000      640,000      274,000      330,000      321,000

Number of loans                55           35            7           47           38

Accrual of interest income is discontinued on loans when, in the opinion of management, collection of such interest becomes doubtful. When a loan is reclassified to non-accrual status, all accrued interest is immediately charged against current income. Accrual of interest on such loans is resumed only when, in management's judgment, the collection of said loan is probable. Payments received on non-accrual loans are applied to principal.

The Bank has no foreign loans.

The Company operates in the Southern Tier of the Finger Lakes region of New York State. The Bank grants commercial, consumer and residential loans primarily to customers in Allegheny, Livingston, Ontario, Schuyler, Steuben and Yates counties. The Company's loan portfolio consists primarily of commercial, installment and real estate secured loans. A substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions of the region.

Summary of Loan Loss Experience:

An analysis of the loan loss experience is furnished in the following table for the periods indicated, as well as the allocation of the allowance for loan losses. Loans are presented net of unearned income.

                                                Year Ended December 31,
                                                 (dollars in thousands)
                                                 ----------------------

                               2000          1999          1998          1997          1996
                               ----          ----          ----          ----          ----
Allowance for loan
  Losses at
    beginning
    of the year              $  1,748      $  1,650      $  1,650      $  1,650      $  1,650

Loans Charged Off:
  Real Estate                       7             0            35             0             0
  Commercial,
   Financial &
   Agricultural                 4,414           503           101           134           191
  Installment Loans
   to Individuals                 262           183           177           166           111
  Credit Cards                     58            42            90            81            47
                             --------      --------      --------      --------      --------
         Total                  4,741           728           403           381           349

Recoveries of Loans
 Previously Charged Off:
  Real Estate                       0             0             0             0             0
  Commercial,
   Financial &
   Agricultural                    79            13            19            34            14
  Installment Loans
   to Individuals                  80            55            42            49            62
  Credit Cards                     12            13             8             3             4
                             --------      --------      --------      --------      --------
         Total                    171            81            69            86            80

Additions charged to
      operations                5,253           745           334           295           269
                             --------      --------      --------      --------      --------

Allowance for loan
  losses at end of
  the year                   $  2,431      $  1,748      $  1,650      $  1,650      $  1,650
                             ========      ========      --------      ========      ========

Average loans                $190,400      $191,900      $169,200      $160,200      $152,000

Ratio of net
 charge-offs during
 the period to
 average loans during
 the period                      2.40%         0.34%         0.19%         0.18%         0.18%

The increase in commercial, financial and agricultural charge offs for the year ended December 31, 2000 represent charge offs on two commercial relationships that deteriorated during the year. Accordingly, the provision for loan losses increased during fiscal year 2000.

Allowance for Loan Loss, Continued

At December 31, 1998, the allowance balance was allocated as follows:

                                                                 % of loans
                                                    Amount       in each type
        Loan Type                               (in thousands)   to total loans
                                                --------------   --------------
Commercial, Financial
   and Agricultural                                 $1,200           30.05%

Real Estate - Mortgage                                  45           47.61%

Installment loans to individuals                       400           19.66%

All Other                                                5            2.68%
                                                    ------          ------

               Total                                $1,650          100.00%
                                                    ======          ======

At December 31, 1997, the allowance balance was allocated as follows:

                                                                 % of loans
                                                    Amount       in each type
        Loan Type                               (in thousands)   to total loans
                                                --------------   --------------
Commercial, Financial
   and Agricultural                                 $1,200           27.63%

Real Estate - Mortgage                                  45           50.94%

Installment loans to individuals                       400           19.32%

All Other                                                5            2.11%
                                                    ------          ------

               Total                                $1,650          100.00%
                                                    ======          ======

At December 31, 1996, the allowance balance was allocated as follows:

                                                                 % of loans
                                                    Amount       in each type
        Loan Type                               (in thousands)   to total loans
                                                --------------   --------------
Commercial, Financial
   and Agricultural                                 $1,100           24.18%

Real Estate - Mortgage                                  50           53.22%

Installment loans to individuals                       500           21.03%

All Other                                                0            1.57%
                                                    ------          ------

               Total                                $1,650          100.00%
                                                    ======          ======

Allowance for Loan Loss Experience

At December 31, 2000, the allowance balance was allocated as follows:

                                                                 % of loans
                                                    Amount       in each type
        Loan Type                               (in thousands)   to total loans
                                                --------------   --------------

Commercial, Financial
   and Agricultural                                  $1,445           33.43%

Real Estate - Mortgage                                  471           47.95%

Installment loans to individuals                        515           14.72%

All Other                                                --            3.90%
                                                     ------          ------

               Total                                 $2,431          100.00%
                                                     ======          ======

At December 31, 1999, the allowance balance was allocated as follows:

                                                                 % of loans
                                                    Amount       in each type
        Loan Type                               (in thousands)   to total loans
                                                --------------   --------------
Commercial, Financial
   and Agricultural                                  $1,260           35.61%

Real Estate - Mortgage                                   83           43.58%

Installment loans to individuals                        360           16.77%

All Other                                                45            4.04%
                                                     ------          ------

               Total                                 $1,748          100.00%
                                                     ======          ======

Allowance for Loan Losses

In considering provisions charged to operations and the adequacy of the Bank's allowance for loan losses management recognizes that as of December 31, 2000, 33% of outstanding loans are in the category of commercial and commercial real estate loans. Commercial loans are generally considered by management as having greater credit risk than other categories of loans in the Bank's loan portfolio.

Management considers loans to finance 1-4 family, owner occupied property to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraised value of the collateral.

Management monitors the loan portfolio monthly to enable it to evaluate the adequacy of the allowance for loan losses quarterly and to implement its policy of identification and isolation of potential problem loans. The loans are rated and the allowance established based on an assigned rating. The provision for loan losses charged to operating expenses is based on this established allowance. Factors considered in rating the loans include delinquent loans, underlying collateral value, payment history, financial condition of the borrowers, and local and general economic conditions affecting collectibility.

Although management of the Company believes that the allowance is adequate to absorb losses inherent in the portfolio, there can be no assurance that the Company will not sustain losses in any given period which could be substantial in relation to the size of the allowance or in relation to the estimates set forth above.

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

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the major deposit categories:

                                Year Ended            Year Ended             Year Ended
                                 12/31/00              12/31/99               12/31/98

                             Amount     Rate       Amount     Rate        Amount     Rate
Deposit Category                                (dollars in thousands)
Non-Interest Bearing
 Demand Deposits           $ 36,600      N/A      $ 35,700      N/A      $ 32,800      N/A

NOW Deposits                 35,400     1.46%       35,300     1.50%       35,200     1.71%

Money Market Dep             11,600     2.75%       11,500     2.52%       10,700     2.83%

Savings Deposits             42,200     2.54%       44,200     2.53%       42,500     2.73%

Time Deposits                96,900     5.44%      100,500     4.89%      100,500     5.40%
 (including
 Certificates of Dep.)

The following presents time certificates of deposit of $100,000 or more and amounts of their maturities (amounts in thousands):

                                                        Maturity

                                        3 Months                           Over
                                           or        3-6        6-12        12
                                          Less      Months     Months     Months
                                          ----      ------     ------     ------

Time Certificates of Deposit             $7,585     $1,027     $6,910     $2,013

Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity for the periods indicated and certain other data are as follows:

                                                        Year Ended
                                                       December 31,

                                            2000           1999          1998
                                            ----           ----          ----

Return on Average Assets (1)               0.04%           1.24%         1.20%
Return on Average Equity (2)               0.46%          11.88%        10.76%
Dividend Payout Ratio (3)                  1200%             93%           99%
Equity to Assets Ratio (4)
             (Average)                     9.70%          10.48         11.20%

(1)   Net income divided by average assets
(2)   Net income divided by average equity
(3)   Dividends declared per share divided by net income per share
(4)   Average equity divided by average assets

Liquidity and Asset/Liability Management

Liquidity is the capacity of a banking enterprise to meet customer loan demand, depositor withdrawals and other financial obligations. The most immediate and efficient source of liquidity for the Bank is a line of credit with two correspondent banks totaling $9.0 million. Other sources of liquidity include repayment of loans, sale of loans and securities maturing within one year, although the usefulness of such securities for liquidity purposes is limited to the extent that such securities are pledged. Day to day changes in cash needs caused by flows of customer funds in and out of the Bank are generally reflected in adjustments to the federal funds position.

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

Employees

The Bank presently employs approximately 141 persons on a full-time equivalent basis, including four senior officers. The Bank offers certain fringe benefits to its qualified employees

Employees, Continued

including life insurance, health benefits and participation in a profit sharing plan/401k plan.

Monetary Policies

The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in US Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Supervision and Regulation

The Company and the Bank operate in a highly regulated environment, with their business activities governed by statutes, regulations and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of regulatory agencies, including the Board of Governors of the Federal Reserve System ("Federal Reserve") in the case of the Company, and in the case of the Bank, the Office of the Comptroller of the Currency ("Comptroller") and the Federal Deposit Insurance Corporation ("FDIC").

The Company is regulated by the Federal Reserve under the Federal Bank Holding Company Act of 1956, as amended.

A bank holding company must obtain Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, it would own or control 5% or more of such shares (unless it already owns or controls a majority of such shares). Federal Reserve approval must also be obtained before any bank or bank holding company merges or consolidates with another bank holding company. Furthermore, any acquisition by a bank holding company of 5 percent or more of the voting shares, or of all or substantially all of the assets, of a bank located in another state is subject to approval provided in the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the lease or the sale of any property or the furnishing of services. The subsidiary bank of a bank holding company is also subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, thereof, and on the taking of such stocks or securities as collateral for loans. The Federal Reserve possesses cease and desist powers over bank holding companies if their actions represent unsafe or unsound practices or violations of law.

Supervision and Regulation, Continued

A bank holding company is generally prohibited from acquiring more than five percent of any class of voting securities of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies provided that the Federal Reserve has notice of or has consented to the acquisition.

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

The Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve and the Comptroller, respectively, which generally parallel each other. In 1989, the Federal Reserve issued risk-based capital guidelines for bank holding companies which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. These capital adequacy guidelines are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. Banking organizations are required to have capital equivalent to 8% of risk assets. The risk weights assigned to assets are based primarily on credit risk. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States Government are assigned to the lowest risk category, whereas a risk weight of 50% is assigned to loans secured by owner-occupied, one-to-four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk- weighted assets.

The Federal Reserve and the Comptroller have each issued minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital rules. Bank holding companies and national banks are required to maintain a ratio of Tier 1 capital to total assets (net of goodwill and most other intangible assets). Tier 1 capital includes common stockholder's equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

Supervision and Regulation, Continued

Both the risk-based capital guidelines and the leverage ratios are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general, and need to be considered strong banking organizations and have a composite rating of 1 under the OCC's CAMELS rating system for banks or the BOPEC rating system for bank holding companies. Institutions meeting these criteria are required to maintain a Tier 1 capital to assets ratio of at least 3%. Institutions with a lower rating and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

The Company's ratios of capital to assets, as defined by the regulations, as of the end of each of its last three fiscal years were as follows:

                                          TIER I               TOTAL RISK
                                         LEVERAGE             BASED CAPITAL
                                          RATIO                   RATIO

                                    Required    Company    Required    Company
                                     Minimum     Ratio      Minimum     Ratio

      At December 31, 2000            4.00%      10.32%      8.00%      13.37%
      At December 31, 1999            3.00%      10.08%      8.00%      16.89%
      At December 31, 1998            3.00%      10.34%      8.00%      18.09%

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

All of the revenue of the Company available for the payment of dividends on its Common Stock results from dividends paid to the Company by the Bank. The Bank is required by Federal law to obtain governmental approval for the payment of dividends to the Company if the total of all dividends declared by the Bank in any year will exceed the total of the Bank's net profits (as defined and interpreted by regulation) for that year and the retained net profits (as defined) for the preceding two years less any required transfers to surplus. As of January 1, 2001, the Bank could not declare additional dividends without the approval of regulatory authorities.

Supervision and Regulation, Continued

The Comptroller has authority to prohibit a national bank from engaging in conduct which, in his opinion, constitutes an unsafe or unsound practice in conducting its business. Thus, depending upon the financial condition of the bank in question and other factors, the Comptroller may assert that the payment of dividends or other funds from a subsidiary bank to a bank holding company could constitute, under certain circumstances, an unsafe or unsound banking practice. In addition, the capital guidelines of the Federal Reserve, the Comptroller and FDIC could limit the amount of dividends which the Company may pay in the future. Furthermore, regulatory pressures to reclassify and charge off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impairing an institution's ability to pay dividends.

If at any time, the Federal Reserve believes that an activity of the Company constitutes a serious risk to the financial safety, soundness, or stability of the Bank or the Company, and is inconsistent with sound banking principles or the purposes of the Bank Holding Company Act, the Federal Reserve may require the Company to terminate the activity or to terminate control over the Bank.

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted. Among other things, FDICIA required the FDIC to establish a risk-based assessment system for FDIC deposit insurance. FDICIA also contains provisions limiting certain activities and business methods of depository institutions, including limiting the acceptance of brokered deposits by certain depository institutions; placing restrictions on the terms of bank investment contracts that may be offered by depository institutions. Finally, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' appropriate Federal banking regulator, and requires the appropriate Federal banking regulator to take "prompt corrective action" with respect to a depository institution if such institution does not meet certain capital adequacy standards.

Governmental Policies and Legislation

The policies of regulatory authorities, including the Federal Reserve and the FDIC, have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. An important function of the Federal Reserve System is to regulate aggregate bank credit and money through such means as open market dealing in securities, establishment of the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. Policies at these agencies may be influenced by many factors, including inflation, unemployment, short-term changes in the international trade balance, and fiscal policies of the United States Government.

Governmental Policies and Legislation, Continued

The United States Congress has periodically considered and adopted legislation which has resulted in, and could result in, further deregulation of both banks and financial institutions. This legislation includes proposals to overhaul the bank regulatory system, expand the powers of banking institutions and bank holding companies and limit the investments that a depository institution may make with insured funds. The Gramm-Leach-Bliley Act ("Gramm-Leach") was signed into law on November 12, 1999. Gramm-Leach enables combinations among banks, securities firms and insurance companies beginning March 11, 2000. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking. In order to engage in these additional financial activities, a bank holding company must qualify and register with the Board of Governors of the Federal Reserve System as a "financial holding company" by demonstrating that each of its bank subsidiaries is "well capitalized," "well managed," and has at least a "satisfactory" rating under the Community Reinvestment Act of 1977 ("CRA"). Gramm-Leach establishes that the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

Significant Accounting Policies

The significant accounting policies of the Bank as of December 31, 2000 and 1999 is included under the caption "Notes to Consolidated Financial Statements", Note 1, of the financial statements found in the Annual Report to Shareholders and is incorporated herein by reference.

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

The carrying value of property for BNC on a consolidated basis as of December 31, 2000 and 1999 is included under the caption "Notes to Consolidated Financial Statements", Note 5, of the financial statements incorporated herein.

ITEM 3. Legal Proceedings

There are no material legal proceedings pending or threatened against the Company or the Bank.

ITEM 4. Submission Matters to a Vote of Security Holders

None

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

      A. Market Information

During the period covered by this report and as of the date hereof, there is no established public trading market for the Company's common stock.

The range of high and low bid information (in dollars) for each full quarterly period for 2000 and 1999 follows:

                                  2000                        1999
                          ------------------           -----------------
                          1Q    2Q   3Q   4Q           1Q   2Q   3Q   4Q

High                      50    50   48   45           50   50   51   52

Low                       48    46   36   33           45   50   50   49

The high and low bid prices represents the price paid for shares of stock of the Company by investors purchasing through the Company's market makers, First Albany Corporation and Sandler O'Neill & Partners, and trades between holders of the Company's common stock to the extent the Company is aware of such trades.

      B. Holders of Common Stock

As of March 15, 2001, the approximate number of holders of record of the Company's common stock was 714.

      C. Dividends

For 2000 and 1999, the Company paid quarterly cash dividends, amounting to a total for the year of $1.20 and $2.60 per share, respectively. Following is a listing of the quarterly dividends for 2000:

                           First Quarter  -  $ .30/share
                           Second Quarter -    .30/share
                           Third Quarter  -    .30/share
                           Fourth Quarter -    .30/share
                                             -----------
                                Total     -  $1.20/share

The Bank is restricted by banking regulations in its ability to pay dividends to the Company.

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters, Continued

      C. Dividends, Continued

Generally, dividends may be declared and paid in cash or property only out of the retained earnings of the Bank. Dividends may not be declared or paid at any time that a bank does not meet its minimum regulatory capital requirements. Dividends may not be paid without prior approval of the regulator in excess of specified amounts as may be fixed by banking regulations to ensure that banks maintain an adequate capital structure, as noted above.

ITEM 6. Selected Financial Data

The data appearing on the following page represent selected consolidated financial data of the Company for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 and are derived principally from the Company's consolidated financial statements. These data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10K.

                                      2000             1999           1998             1997           1996
Condensed Income Statement
(in thousands,
except per share data)
Interest Income (1)               $    22,399      $    22,381     $    21,637     $    21,478     $    19,793

Interest Expense
  Deposits                              7,183            6,850           7,485           7,447           6,891
Interest Expense
  Borrowings                            2,255            2,013           1,681           1,436             952
                                  -----------      -----------     -----------     -----------     -----------

  Net Interest Income                  12,961           13,518          12,471          12,595          11,950

Tax Equivalent
  Adjustment                              974            1,186           1,029             930             779

Loan Loss Provision                     5,253              745             334             295             269
                                  -----------      -----------     -----------     -----------     -----------

Net Interest Income
  After Loan Loss
  Provision                             6,734           11,587          11,108          11,370          10,902

Other Operating
  Income (3)                            2,108            1,971           1,503           1,108             993

Other Operating
  Expenses                              9,381            8,438           8,047           7,560           6,951
                                  -----------      -----------     -----------     -----------     -----------
Income Before
  Income Tax                             (539)           5,120           4,564           4,918           4,944

Income Taxes                             (669)           1,426           1,153           1,384           1,496
                                  -----------      -----------     -----------     -----------     -----------

Net Income                        $       130      $     3,694     $     3,411     $     3,534     $     3,448
                                  ===========      ===========     ===========     ===========     ===========

Per Share Data

Book Value                              21.12            21.95           22.98           23.12           22.23
Cash Dividends                           1.20             2.60            2.55            2.00            1.05
Net Income                               0.10             2.78            2.56            2.61            2.52
Weighted Average
  Common Shares                     1,318,098        1,327,848       1,331,567       1,354,869       1,365,832

Balance Sheet Data
(in thousands, except
number of outstanding
shares) at
December 31

Assets                            $   288,103      $   295,295     $   295,477     $   271,734     $   269,238
Securities (Book Val.)                 71,201           74,787          84,799          89,031          90,060
Loans, Net                            188,111          188,283         186,118         163,009         156,441
Deposits                              218,296          219,072         224,604         212,042         208,473
Borrowed Funds                         39,925           30,000           5,000              --              --
Equity                            $    27,535      $    29,147     $    30,523     $    31,137     $    30,363
Common Shares
       issued                       1,365,801        1,365,801       1,365,801       1,365,801       1,365,801
Treasury Shares                        62,044           37,953          37,953          19,203              --

(1) Presented on a tax equivalent basis utilizing a marginal tax rate of 34%.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this section is to focus on relevant business events and information provided in this Annual Report. For a full understanding of this discussion, reference should be made to the Consolidated Financial Statements and Notes, thereto and in Item 8, the Selected Financial Data in Item 6, and the additional statistical data included within Item 1 of this Form 10K.

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

The investment portfolio is one of the Company's primary sources of liquidity. Other sources of liquidity include federal funds, repayment of loans and sale of loans. Maturities of securities and principal payments on mortgage-backed securities provide a constant flow of funds which are available for cash needs. High quality securities are readily marketable and provide another level of liquidity. Maturities in the loan portfolio also provide a steady flow of funds. Additional funds flow from payments on installment and revolving credit loans and from operating earnings. The Company's liquidity also continues to be enhanced by a relatively stable deposit base. At December 31, 2000, the loan to deposit ratio was 86% and the ratio of loans to core deposits (excluding certificates of deposit of $100,000 or more) was 94%.

In addition to the sources of liquidity above, the Bank may borrow from the Federal Reserve Bank in the event of a short term liquidity deficiency. The Bank also has an agreement with its correspondent banks to borrow overnight federal funds. During 2000, the Bank had an average daily net federal funds sold (i.e.
sold) of $3.41 million.

At December 31, 2000, banking regulations required conformity with a minimum risk based capital standard of 8.0%. The Bank's risk based capital ratio as of December 31, 2000 was 16.06%. Neither the Company nor the Bank had any material commitments for capital expenditures as of December 31, 2000. The adequacy of the Bank's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Bank's resources. An adequate capital base is important for continued growth, expansion and added protection against unexpected losses.

Results of Operations

Fiscal 2000 Compared with Fiscal 1999

Total assets decreased to $288 million at year end 2000, compared to $295 million at year end 1999. The decrease was due the maturities of securities, a lower level of cash equivalents and a slight decrease in loans. Total deposits also decreased in 2000 to $218 million from $219 million at year end 2000. Borrowed funds decreased $2.7 million to $39.9 million. The Company has utilized structured borrowings from FHLB, to purchase both taxable and tax-exempt investments that provided a favorable spread between the interest rate on borrowings versus the yield on invested funds.

Net income decreased from $3.7 million for 1999 to $130,000 for 2000. The decrease was largely due to an increase in the provision for loan losses to $5.3 million from $745,000 in the prior year. The increased provision was primarily due to a significant increase in loan charge-offs, as well higher non accrual loans. The significant increase in net charge offs and provision for loan losses is primarily attributed to two commercial relationships that deterioriated in fiscal 2000. Other income increased to $2.1 million in 2000 from $1.9 million in 1999, due largely to increased service fee income of $161,000. Other expenses increased $908,000 due mainly to an increase salaries and employee benefits of

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

$220,000 and expenses related to the proposed merger with Financial Institutions, Inc. of $403,000. The Bank recorded a tax benefit of $669,000 in 2000 compared to an expense of $1.4 million in 1999. The benefit in 2000 related to the pre-tax loss of $539,000 and the tax benefits associated with interest on the Bank's state and municipal securities.

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

Supplementary Data (Unaudited)
Quarterly Financial Information

(Dollars in thousands, except share data)

                                                                                Earnings
                                 Net      Provision     Income        Net      (Loss) Per
                   Interest   Interest    for Loan  (Loss) Before    Income     Per Common
                    Income     Income       Losses   Income Taxes    (Loss)        Share
                   -------     -------     -------     -------      -------      --------
2000
First quarter      $ 5,297     $ 3,014     $   322     $   992      $   864      $   0.65
Second quarter       5,234       2,993       3,052      (1,801)      (1,591)        (1.20)
Third quarter        5,437       3,084          85       1,400        1,244          0.94
Fourth quarter       5,457       2,896       1,794      (1,130)        (387)        (0.29)

1999
First quarter      $ 5,225     $ 2,994     $   115     $ 1,218      $   879      $   0.66
Second quarter       5,261       3,016         120       1,263          907          0.69
Third quarter        5,311       3,158         210       1,398        1,021          0.76
Fourth quarter       5,488       3,254         745       1,240          886          0.67

Interest Sensitivity Analysis

The following table sets forth the maturity distribution of the Company's interest-earning assets and interest bearing liabilities as of December 31, 2000, the Company's interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the Company's cumulative interest rate sensitivity gap, the Company's interest rate sensitivity ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the Company's cumulative interest rate sensitivity ratio. The following assumptions were used in preparation of this table: variable rate loans are included in the period in which their next scheduled rate adjustment is expected to take place; fixed rate loans are assumed to be repaid in accordance with their contractual terms; no prepayments are advanced on any loans; and securities are included in the period in which they mature, or in the case of variable rate securities, the period in which the next rate change is anticipated.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Interest Sensitivity Analysis, Continued

                                                  Interest Rate Sensitivity Analysis
                                                         (dollars in thousands)
                                                         ----------------------

                                  0-30        31-90        91-180      181-365       1-5       Over 5
                                   days        days         days         days       years       years
As of
December 31, 2000:
Earning Assets:
 Federal Funds Sold                2,895          --           --           --          --          --
 Securities                           --         680        2,945        2,715      17,845      47,016
 Variable rate loans              36,829       4,338        9,602       17,311      29,321          --
 Fixed rate loans                  7,323       4,963        9,299       13,479      33,352      22,356
 Total Earning Assets             47,047       9,981       21,846       33,505      80,518      69,372

Interest Bearing Liabilities
 Money Market Demand                  --          --        4,349           --          --          --
 Certificates of Deposit
   Under $100,000                  7,018      13,459       14,113       20,720      20,951          --
   $100,000 and over               3,183       6,842        7,510           --          --          --
 Securities Sold
 Under Agreement
   to Repurchase                  14,523          --           --          402          --          --
FHLB Borrowings                       --          --           --           --      20,000       5,000
Total Interest Bearing
   Liabilities                    24,724      20,301       25,972       21,122      40,951       5,000

Incremental Gap(1)                22,323     (10,320)      (4,126)      12,383      39,567      64,372
Cumulative Gap(2)                 22,323      12,003        7,877       20,260      59,827     124,199
Sensitivity Gap(3)                  1.90         .49          .84         1.58        1.97       13.87
Cumulative
   Sensitivity.(4)                  1.90        1.27         1.11         1.22        1.45        1.90

(1) Total earning assets less total interest bearing liabilities for each period.

(2) Total earning assets less total interest bearing liabilities, cumulative for periods.

(3)   Total earning assets divided by total interest bearing liabilities.

(4) Total earning assets divided by total interest bearing liabilities cumulative for periods.

Assumptions:

      Variable rate loans are shown in the time period that includes their earliest repricing date.
      Fixed rate loans are included by scheduled amortization.
      Money Market Demand Accounts are considered to be price sensitive only if balances exceed $100,000 and, if so, are assumed to reprice quarterly. Savings accounts are not considered interest rate sensitive.
      All other interest bearing liabilities are included in the time period in which they are scheduled to mature.

ITEM 7. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations, Continued

Typically, a banking institution which is "asset sensitive" will be expected to benefit from an increase in interest rates and be adversely impacted by a decrease in interest rates. However, because (as noted above) the repricing of assets and liabilities is frequently subject to management discretion, the correlation between an institution's interest sensitivity position and a change in the interest rate environment is rarely precise. Although the Company currently is "asset sensitive", within one year after December 31, 2000 an incline in interest rates would benefit the Company to the extent that the Company determines not to make a corresponding adjustment to the rates paid on NOW and money market deposit accounts.

Inflation:

Inflation may effect financial institutions through impaired asset growth, reduced earnings and substandard capital adequacy ratios. Since the majority of assets and liabilities are monetary in nature, variations in economic policies issued by the Federal Reserve to control interest rates have a greater impact on the profitability of a financial institution. The investment committee continually monitors the rate sensitivity of the Company's earning assets and interest bearing liabilities to minimize any adverse effects on future earnings.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

See Part I, Item 1, Business.

ITEM 8. Financial Statements and Supplementary Data

See Part IV, Item 14, Exhibit 13

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

                                    Part III

ITEM 10. Directors and Executive Officers of the Registrant

The Company's Board of Directors is divided into three classes, one of which is elected at each Annual Meeting for a term of three years and until their successors have been elected and qualified. The terms of Edward C. Galpin, Lisle
E. Hopkins, Lawrence C. Howell and Freeman H. Smith, III expire this year. Due to the pending acquisition by the Company by Financial Institutions, Inc., no annual meeting will be held in 2001. The above named officers will continue as officers of the Company until the acquisition transaction has been completed.

The Board of Directors of the Company has no committees. The Board of Directors of Bath National Bank (the Bank), comprising the same individuals as the Board of Directors of the Company, has the following committees: an Asset/Liability Management Committee; an Audit Committee; a Building Committee; a Compliance Committee; an Electronic Data Processing (EDP) Steering Committee; an Investment Committee; a Long Range Planning Committee; a Pension Fund Review Committee; a Salary and Personnel Committee; and a Trust Committee.

The members of the Asset/Liability Management Committee are: Laverne H. Billings, Herbert Fort, Edward C. Galpin, Douglas L. McCabe and Freeman H. Smith, III. This committee is responsible for establishing goals with respect to the interest rate "gap" between earning assets and liabilities and liquidity, and reviewing performance against those goals. In 2000 this Committee held three meetings.

The members of the Audit Committee are Theodore P. Capron, Lisle E. Hopkins, Lawrence C. Howell and Constance Manikas. This committee is responsible for evaluating internal and external audits, the independence of the Company's auditors, compliance with banking laws and regulations and accounting principles, internal controls and compliance with certain Bank policies. The committee is also responsible for recommendations to the Board of Directors in matters within its jurisdiction, including the Company's choice of external auditors for the Bank and the results of any audit. In 2000 this Committee held four meetings.

The members of the Building Committee are Laverne H. Billings, Theodore P. Capron, Robert H. Cole, Joseph F. Meade, Jr., Freeman H. Smith, III and Alan J. Wilcox. This committee, which met three times in 2000, is responsible for the review of facilities and renovations.

The members of the Compliance Committee are Laverne H. Billings, Herbert Fort, Edward C. Galpin, Lisle E. Hopkins and Douglas L. McCabe. This Committee, which held two meetings in 2000, is charged with the oversight of compliance by the Company and the Bank with applicable bank holding company and banking laws and regulations.

The members of the EDP Steering Committee are Herbert Fort, Edward C. Galpin and Lawrence C. Howell. This Committee, which held four meetings in 2000, reviews developments in bank electronic data processing, establishes guidelines for electronic data processing by the Bank, monitors implementation of the guidelines.

The members of the Investment Committee are Laverne H. Billings, Herbert Fort, Edward C. Galpin and Alan J. Wilcox. This Committee was established in September 1993 to provide additional oversight and monitoring of the investment officer and to review broker-dealers, consultants and quality of the portfolio. The Committee held three meetings in 2000.

All of the directors serve on the Long-Range Planning Committee. This Committee, which held one meeting in 2000, which was a day long retreat, is responsible for developing long-range goals for the Bank.

The members of the Pension Fund Review Committee are Theodore P. Capron, Herbert Fort, Edward C. Galpin, Douglas L. McCabe and Patrick Sullivan. This Committee reviews the performance of the investment manager of the Company's defined contribution plan and the profit sharing/401(k) plan, and oversees certain aspects of the administration of the plans. This Committee met once in 2000.

The members of the Salary and Personnel Committee are Robert H. Cole, Herbert Fort, Constance Manikas, Joseph F. Meade, Jr., Freeman H. Smith, III, Patrick Sullivan and Alan J. Wilcox. This Committee, which held one meeting in 2000, makes recommendations to the Board of Directors with respect to officer salaries and benefits.

The members of the Trust Committee are Robert H. Cole, Douglas L. McCabe, Joseph
F. Meade, Jr. and Alan J. Wilcox. This Committee, which did not meet in 2000, is responsible for oversight of the trust operations of the Bank.

All the Directors of the Bank receive a monthly fee of $1,000, but do not receive a separate fee for attending committee meetings. Directors of the Company are not paid any compensation in this capacity as such.

The Bank has a deferred trustee fee plan which provides that following ten year's continuous service on the Board of Directors, and after attaining the age of sixty-two, those directors serving on the Board on June 15, 1989 and who met such criteria after leaving the Board are entitled to receive $250 per month for a period of five years. The estimated present value of the benefit obligation, which is included in other liabilities in the Company's 2000 consolidated balance sheet, was $116,383.

The Board of Directors of the Company met four times during 2000 and the Board of Directors of the Bank met thirteen times during 2000. In 2000 all of the directors attended at least 75% of the total number of meetings of the Board of Directors of the Company and committees of which the Director is a member, with the exception of Joseph F. Meade, Jr. who attended 50% of the Board meetings of the Company.

Certain information about the nominees and those directors is set forth below. Certain members of the Board of Directors as well as the composition of the Board of Directors is likely to change upon consummation of the above mentioned acquisition by FII.

                                                       PRINCIPAL OCCUPATION
                            DIRECTOR      TERM         AND OTHER DIRECTORSHIPS
NAME AND AGE                SINCE         EXPIRES      HELD IN PUBLIC COMPANIES
------------                --------      -------      ------------------------

Edward C. Galpin            1983          2003         Vice President/Treasurer
   (54)                                                Bath National Corporation
                                                       Executive Vice President
                                                       Bath National Bank

Lisle E. Hopkins            1983          2003         Retired Dairy Farmer
   (85)

Lawrence C. Howell          1986          2003         Retired Dairy Farmer
   (63)

Freeman H. Smith, III       1992          2003         Vice President-State
   (57)                                                and Local Government
                                                       Relations
                                                       Corning, Inc.

Laverne H. Billings         1990          2001         President
   (69)                                                R. C. Billings, Inc.
                                                       (Paving Contractor)

Theodore P. Capron          1983          2001         Retired Bank President
   (77)

Constance Manikas           1993          2001        President
   (59)                                               Pecon Company, Inc.
                                                      (McDonald's Restaurant)

Douglas L. McCabe           1993          2001        President
   (52)                                               Bath National Corporation
                                                      Bath National Bank

Joseph F. Meade, Jr.        1983          2001        Chairman of the Board
   (78)                                               Mercury Aircraft Inc.
                                                      (Sheet metal fabricators
                                                       for business machines)

Robert H.  Cole             1983          2002        Chairman of the Board
   (73)                                               Bath National Corporation
                                                      Bath National Bank
                                                      Cole Law Offices, P.C.

Herbert Fort                1983          2002        Chairman Emeritus
   (76)                                               Retired Bank President
                                                      since December 31, 1989

Patrick Sullivan            1989          2002        Retired Auto Dealer
   (70)

Alan J. Wilcox              1994          2002        President
   (46)                                               A H Wilcox & Sons, Inc.
                                                       (Retail building material
                                                        and hardware)

In addition to Messrs. McCabe and Galpin, Ellsworth W. Beckman, Jr., age 60, Senior Vice President of Bath National Bank since 1996, and R. Michael Briggs, age 46, Senior Vice President of Bath National Bank since 1997, are the executive officers of the Bank.

                         ITEM 11. Executive Compensation

Executive officers of the Company are not compensated as such. The Board of Directors of the Bank establishes the compensation for executive officers of the Bank. The Board of Directors of the Company, which comprises the same persons as the Bank Board, reviews any such compensation.

The Bank's Executive Compensation policy, which applies to the CEO and all other executive officers of the Bank is intended to executive compensation with the long-term interests of Company's shareholders. In applying this policy, the Board of Directors of the Bank (the "Board") has followed a program to:

            establish salary and annual bonus opportunities to attract, motivate and retain executive talent necessary for the long-term success of the Bank and the Company; and

            integrate cash and compensation so as to reward executives for performance that enhances the long term value of the Company's shareholder equity.

The total executive compensation program consists of cash based compensation. Cash compensation consists of a base salary, with an opportunity for an annual bonus for the Chief Executive Officer, Executive Vice President, Senior Vice President - Branch Administration and Senior Vice President - Loan Administration.

The Bank participates in salary surveys both on a regional and national level to help ensure that the Bank's salary structure is competitive within the Banking industry. The Board determines salary ranges for key executives. The Board evaluates at least annually the performance of executive officers and approves any adjustment in base compensation.

The following table shows the compensation of those executive officers of the Bank who received aggregate annual salary and bonus in excess of $100,000 in 2000.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------

                               ANNUAL COMPENSATION

--------------------------------------------------------------------------------
Name and
Principal
Position          Year        Salary        Bonus     All Other Compensation (1)
--------          ----        ------        -----     --------------------------
Douglas McCabe    2000       $140,000     $ 63,973          $ 30,492
President         1999        140,000       60,600            24,400
                  1998        130,000       54,200            24,000

Edward C. Galpin  2000       $112,500     $ 66,374          $ 23,487
                  1999        112,500       30,500            37,900
                  1998        107,500       27,100            31,779

--------------------------------------------------------------------------------

(1) Represents the Bank's contribution to Mr. Galpin's and Mr. McCabe's account in the Company's non-contributory profit sharing plan and defined contribution retirement plan. There is a deferred compensation plan in effect which allows Mr. Galpin and Mr. McCabe the opportunity to defer a portion of the compensation otherwise due them. Investment returns are calculated at the highest rate of return produced by any of the investment options available under the 401(k) retirement plan.

Employment Agreements

The Bank has entered into a severance compensation agreement with Mr. McCabe, Mr. Galpin and Mr. Briggs.

In the case of Mr. McCabe, the agreement provides that upon terminating Mr. McCabe's employment, as a result of or following any change in control of the Bank, he is entitled as a severance fee an amount equal to 3 times the previous five year's average compensation (including bonuses and profit sharing plan contributions). If Mr. McCabe's employment had terminated at the end of 2000 under circumstances requiring payment under the agreement, he would have been entitled to receive a lump sum of $513,500.

In the case of Mr. Galpin, the agreement provides that upon terminating Mr. Galpin's employment, as a result of or following any change in control of the Bank, he is entitled as a severance fee an amount equal to 3 times the previous five year's average compensation (including bonuses and profit sharing plan contributions). If Mr. Galpin's employment had terminated at the end of 2000 under circumstances requiring payment under the agreement, he would have been entitled to receive a lump sum of $418,000.

In the case of Mr. Briggs, the agreement provides that upon terminating Mr. Briggs' employment, as a result of or following any change in control of the Bank, he is entitled as a severance fee an amount equal to 1 times the previous compensation (including bonuses and profit sharing plan contributions). If Mr. Briggs' employment had terminated at the end of 2000 under circumstances requiring payment under the agreement, he would have been entitled to receive a lump sum of $90,000.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The Company does not know of any persons who beneficially own more than 5% of its outstanding Common Stock.

The following table sets forth information, as of March 15, 2001, with respect to the beneficial ownership of the Company's Common Stock by (a) each of the directors of the Company, (b) the Company's Chief Executive Officer and (c) all directors and executive officers of the Company as a group.

                                              Number of Shares         Percent
Name                                          of Common Stock          of Class
----                                          ---------------          --------

Laverne H. Billings                                 7,070                  *
Theodore P. Capron                                  2,400                  *
Robert H. Cole                                     15,653               1.18%
Herbert Fort                                          842                  *
Edward C. Galpin                                    7,909                  *
Lisle E. Hopkins                                   10,969                  *
Lawrence C. Howell                                  2,955                  *
Constance Manikas                                   1,020                  *
Douglas L. McCabe                                   2,423                  *
Joseph F. Meade, Jr                                12,000                  *
Freeman H.  Smith, III                             12,000                  *
Patrick Sullivan                                   10,314                  *
Alan J.  Wilcox                                       700                  *

Executive Officers

Ellsworth W. Beckman, Jr                            5,031                  *
R. Michael Briggs                                   1,622                  *
                                                   ------               ----

ALL DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP (15 PERSONS)                   92,908               6.99%

* Represents less than one percent of the outstanding shares of common stock of the Company with respect to the beneficial ownership(as defined by the rules of the Securities and Exchange Commission).

For purposes of the table above, under the rules of the Securities and Exchange Commission, an individual is considered to "beneficially own" any shares of common stock of the Company, (i) over which he or she exercises sole or shared voting or investment power, or (ii) of which he or she has the right to acquire beneficial ownership within sixty days. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. All persons shown in the table above have sole voting and investment power

ITEM 13. Certain Relationships and Related Transactions

The Bank has extended credit to directors and officers of both the Company and the Bank since the Company and Bank commenced business. In the opinion of management, these loans were made in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

Mr. Robert H. Cole, a Director of the Company and the Bank, is a member of Cole Law Offices, P.C. The Company and the Bank paid a total of $93,569 to Cole Law Offices, P.C. for legal services rendered during 2000.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A. Financial Statements, Financial Statement Schedules and Exhibits

The following consolidated financial statements and independent auditor's report, are included as Exhibit 13 of this document.

         Consolidated Statements of Financial Condition -
                 December 31, 2000 and 1999

         Consolidated Statements of Income - Years ended December 31,
           2000, 1999 and 1998

         Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows - Years ended December
           2000, 1999 and 1998

         Notes to Consolidated Financial Statements

B. Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated November 3, 2000, disclosing under Item 5 that it had issued a joint press release announcing the execution of a definitive Agreement and Plan of Merger dated November 2, 2000 between the Company, Financial Institutions Inc. ("FII") and FII's recently formed merger subsidiary, FI Subsidiary I, Inc. ("FISI"). An amendment of Item 5 thereto on Form 8-K/A was filed on November 13, 2000 in order to disclose the entire merger agreement between the above named entities. The Company filed an additional Current Report on Form 8-K dated December 14, 2000, disclosing under
Item 4 that on December 11, 2000 the Board of Directors of the Company agreed to dismiss the firm of Urbach Kahn & Werlin LLP as its independent accountants.

C. Prior Auditor's Report

The report on the consolidated statement of financial condition of the Company as of December 31, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999 issued by other independent accountants is included as
Exhibit 99.

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

            10.1          Deferred Compensation Agreement**

            10.2          Trustee Fee Plan**

            10.3          Severance Agreement of Douglas L. McCabe*

            10.4          Severance Agreement of Edward C. Galpin*

            13            Financial Statements and Supplementary Data

            21            Subsidiaries of the Registrant

            99            Prior Auditor's Report

*Filed with Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference thereto.

**Filed with Registrant's Form SE for the year ended December 31, 1999.

D. Financial Statements Schedules

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized as of the 16th day of March, 2001.

                                          BATH NATIONAL CORPORATION


                                          By: /s/ Douglas McCabe
                                            Douglas McCabe, President
                                            Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated all as of the 16th day of March, 2001.

Principal Executive Officer:

/s/ Douglas McCabe
-------------------------------------------
Douglas McCabe, President
Chief Executive Officer and
Director

Principal Financial and Accounting Officer:

/s/ Edward C. Galpin
-------------------------------------------
Edward C. Galpin, Vice President,
Chief Financial Officer, and Director

Directors:

/s/ Laverne H. Billings
-------------------------------------------
Laverne H. Billings, Director

/s/ Theodore P. Capron
-------------------------------------------
Theodore P. Capron, Director

/s/ Herbert Fort
-------------------------------------------
Herbert Fort, Director

/s/ Lisle E. Hopkins
-------------------------------------------
Lisle E. Hopkins, Director

/s/ Lawrence Howell
-------------------------------------------
Lawrence Howell, Director

/s/ Constance Manikas
-------------------------------------------
Constance Manikas, Director

/s/ Robert H. Cole
-------------------------------------------
Robert H. Cole, Director

/s/ Joseph F. Meade
-------------------------------------------
Joseph F. Meade, Jr., Director

/s/ Freeman H. Smith
-------------------------------------------
Freeman H. Smith, III, Director

/s/ Patrick Sullivan
-------------------------------------------
Patrick Sullivan, Director

/s/ Alan J. Wilcox
-------------------------------------------
Alan J. Wilcox, Director